Form 10-K
period 1993-12-31
IDB COMMUNICATIONS GROUP INC
filed 1994-03-31
CIK 799319

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-K

   (Mark One)

   \X\ANNUAL  REPORT  PURSUANT TO  SECTION  13  OR 15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended December 31, 1993    OR

   \  \ TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For   the   transition   period   from   ________________   to
   _________________

   Commission file number: 0-14972

   IDB COMMUNICATIONS GROUP, INC.
   (Exact name of Registrant as specified in its charter)
   Delaware                                   93-0933098
   (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)       Identification No.)

   10525 West Washington Boulevard
         Culver City, California    90232-1922
   (Address of principal executive offices)    (Zip code)

   (213) 870-9000
   (Registrant's telephone number, including area code)
   Securities registered pursuant to Section 12(b) of the Act:

   None

   Securities registered pursuant to Section 12(g) of the Act:

   Common Stock, $.01 par value
   (Title of Class)


   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
   requirements for the past 90 days.  Yes  X    No____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of  March 15,  1994, the aggregate  market value  of voting
   stock   held   by   nonaffiliates   of   the   Registrant  was
   $1,249,300,356.

   As of March 15, 1994,  the Registrant had 74,030,982 shares of
   Common Stock outstanding.
   Documents Incorporated By Reference

   None.



   INDEX TO ANNUAL REPORT ON FORM 10-K

   IDB COMMUNICATIONS GROUP, INC.

   Page

   PART I

   Item 1.Business         3
   Item 2.Properties        10
   Item 3.Legal Proceedings        10
   Item 4.Submission of Matters to a Vote of Security-Holders
      10


   PART II

   Item 5.Market for Registrant's Common Equity and Related
       Stockholder Matters        11
   Item 6.Selected Financial Data        12
   Item  7.Management's  Discussion  and  Analysis  of  Financial
   Condition
       and Results of Operations        13
   Item 8.Financial Statements and Supplementary Data        16
   Item 9.Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosures        16


   PART III

   Item 10.Directors and Executive Officers of the Registrant
     17
   Item 11.Executive Compensation        20
   Item 12.Security Ownership of Certain Beneficial Owners and
       Management        24
   Item 13.Certain Relationships  and Related Transactions
   25


   PART IV

   Item 14.Exhibits,  Financial Statement Schedules,  and Reports
   on
       Form 8-K        27


   PART I

   ITEM 1.  BUSINESS.

        IDB Communications Group, Inc., a Delaware corporation (the "Company" or "IDB"), operates a domestic and international communications network providing international private line and public switched long distance telephone services, facsimile and data connections, television and radio transmission services and mobile satellite communications capabilities. The Company was established in 1983 by Jeffrey
   P. Sudikoff, IDB's Chairman and Chief Executive Officer, to provide transmission of sporting and music events to radio stations nationally. Aided by the AT&T divestitures in 1984 and the opening of overseas telecommunications markets, the Company has become a full service provider of international telecommunications services as well as specialized broadcasting services. The Company has expanded rapidly through the growth of its existing businesses as well as through the selective acquisition of complementary companies which have provided strategic facilities, international operating agreements and customers. The Company operates through four service units: IDB WorldCom, IDB Broadcast, IDB Mobile and IDB Systems.

        The Company's principal executive offices are located at 10525 West Washington Boulevard, Culver City, California 90232-1922 and its telephone number is (213) 870-9000. "IDB" or the "Company", unless the context otherwise requires, refers to IDB Communications Group, Inc. and its subsidiaries.

   IDB WorldCom

        IDB WorldCom offers international private line and public switched long distance telephone services to government and commercial organizations worldwide. IDB WorldCom has private line operating agreements in over 150 countries and has significantly expanded the number of countries with which it has public switched voice operating agreements from one at the end of 1991 to over 50 at December 31, 1993. The Company believes it is the fourth largest U.S.-based provider of international long distance communications services based on net revenues.
        IDB WorldCom provides permanent and temporary domestic and international private-line services to customers for a number of applications. These applications generally involve creating private, international point-to-point communications links for clients who need special services, such as heavy data and voice usage, lower cost and greater security. IDB WorldCom has private line operating agreements with over 150 countries and is the carrier for many of the world's most critical communications links, including the Washington-Moscow hotline, the nuclear risk reduction circuit and launch control circuits for the NASA Space Program. IDB WorldCom also provides international private-line services for a range of financial, airline, commercial and governmental communications networks. Four U.S. Government agencies, eight international common carriers and over 850 other customers use IDB's network for private-line services. These customers include such organizations as ABC, CBS, NBC, CNN, EDS, General Electric, the Associated Press, Agence France Presse and Intel Corporation.

        IDB WorldCom also offers public switched international telephone services worldwide and provides direct services to more than 50 countries. IDB sells telephone services both to corporate customers and to domestic long distance carriers that lack transmission facilities to locations served by IDB or need more transmission capacity. Accessing IDB's international switching center via permanent domestic connections or via dial-up access code, customers can make international telephone calls. IDB's network also receives inbound calls from foreign countries.

        The Company has received permanent authority from the U.S. Federal Communications Commission ("FCC") to provide international public switched telephone service to over 150 countries and has entered into direct operating agreements with over 50 of these countries. IDB is pursuing traffic agreements with other U.S. and overseas telephone carriers to provide similar services to additional countries as well as provide "Phone USA" services and international 800, debit card and calling card services.

        In 1993, the Company significantly expanded its international private line and public switched long distance international telecommunications presence and capabilities through the acquisitions of TRT Communications, Inc., a Delaware corporation ("TRT"), and TC WorldCom AG, a Switzerland corporation ("WorldCom Europe"). See "Recent Events" below.

        For the year ended December 31, 1993, revenues generated from IDB's private line and public switched telephone services totalled $166,917,000, which represented approximately 54% of IDB's total 1993 revenues.

   IDB Broadcast

        IDB Broadcast provides radio and television broadcast transmission services for major network, cable, syndication, pay-per-view, sports and special event programmers. Services are provided domestically and internationally on a full-time or occasional-use basis using C-band and Ku-band technology, and include uplink and downlink services, tape playback, scrambling and resale of satellite transponder time. IDB is also making increased use of terrestrial fiber transmission to meet its customers' needs. Based on revenues, the Company believes it is one of the largest suppliers of domestic television and radio transmission services.

        The Company's communications network provides for the transmission and distribution of a variety of television programming. Currently, television networks, cable systems, producers of syndicated television programming and home shopping networks use IDB's network for program distribution or coverage of late-breaking news and special events from locations throughout the United States and the world. Customers for IDB Broadcast's services include ABC, CBS, NBC, ESPN, CNN, Madison Square Garden, USA Network, Lifetime, The Walt Disney Company, the BBC, Television New Zealand, European Broadcasting Union and the Tokyo Broadcasting System. IDB is the principal supplier of transmission services for holders of television rights for Major League Baseball, National Basketball Association and National Hockey League teams. During 1993, IDB provided transmission services for approximately 7,000 televised sporting events. IDB is also a major supplier of transmission services for the thoroughbred horse racing, harness racing and dog racing industries, providing such services from over 50 race tracks to Las Vegas, Nevada and other offtrack betting locations.

        IDB distributes radio programming for a wide variety of domestic and international broadcasting applications. During 1993, IDB provided radio transmission services for approximately 6,000 sporting events, making IDB the leading supplier of radio satellite communications services to holders of broadcast rights for Major League Baseball, National Football League and National Hockey League teams. IDB also distributes radio programming to more than 3,500 domestic radio stations affiliated with radio networks such as the Unistar Radio Network. Radio networks, stations and program syndicators use IDB's transportable and fly-away earth stations for special events programming and live coverage of late-breaking news from around the world, including locations such as the Persian Gulf and the former Soviet Union. Customers for IDB's radio services include ABC, CBS, Westwood One, the BBC, European Broadcasting Union, KDD (Japan's telecommunications authority), Digital Cable Radio and The Walt Disney Company.

        To support existing customers and attract new customers, the Company operates a 24-hour Program Booking Center, which acts as a clearinghouse for customer utilization of the IDB network. The Program Booking Center is an ordering and service support organization which provides phone-in, on-demand scheduling of the full range of services of IDB Broadcast. IDB's customers are able to place initial orders, change orders, make special service requests and receive scheduling updates for on-going services. IDB believes that this centralized clearinghouse for access to its network assists the Company in providing flexible and responsive service to its customers.

        For the year ended December 31, 1993, revenues generated from IDB's television and radio transmission services totalled
   $73,723,000, which represented approximately 24% of IDB's total 1993 revenues.

   IDB Mobile

        IDB Mobile is a joint venture of IDB and Teleglobe International (U.S.), Inc. of Canada. IDB Mobile provides mobile satellite communications services to commercial and private maritime, aviation and land mobile users, as well as to AT&T and all other major U.S. telecommunications companies. IDB Mobile also offers worldwide "turn-key" land mobile satellite services by packaging portable satellite terminals with Inmarsat satellite transmission.

        IDB Mobile provides satellite communications services to connect mobile units to the IDB communications network which in turn allows the mobile units to establish a communications link to private communications networks and the public switched telephone networks. The quality of IDB Mobile's aeronautical service is superior to the quality of traditional ground mobile and airphone services which rely on ground-based systems. In 1993, IDB provided satellite communications services to over 7,500 customers in the shipping, fishing, oil and cruise ship industries. These services enable ships to have on-board phone, facsimile and computer connectivity to home offices and communications systems around the world. IDB Mobile is one of only two companies currently providing mobile satellite service within all four oceanic regions. The Company has also provided satellite communications services using portable, 80-pound satellite terminals which have been used by reporters from the front lines of the Bosnian conflict, as well as in Somalia and in support of expeditions in Africa, the former Soviet Union and Antarctica.

        For the year ended December 31, 1993, revenues generated from the provision of mobile satellite communication services totalled $40,931,000, which represented approximately 13% of IDB's total 1993 revenues.
   IDB Systems

        Through its IDB Systems unit, the Company designs, installs and integrates "turn key" transmission facilities and communications networks primarily for international customers. Services provided include fixed customer premise earth stations, network management systems, system integration consulting and project management. The Company regards these services as an important part of its business because they allow IDB to increase its customer base and expand network connectivity.

        The Company also provides diagnostic and maintenance services for the satellite communications facilities it constructs. The Company has recently completed major installations in the People's Republic of China, Azerbaijan, Eritrea, Iran, India, Somalia, Syria, Mexico and Italy. This service unit also designs and assembles fixed earth stations in the IDB satellite communications network.

        For the year ended December 31, 1993, revenues generated from the provision of systems integration services totalled
   $20,423,000, which represented approximately 7% of IDB's total
   1993 revenues.

   The IDB Communications Network

        IDB uses its communications network to provide its customers with international private line and public switched long distance telephone services, television and radio transmission services, facsimile and data connections and mobile satellite communications capabilities. Such services are provided through the Company's network of domestic terrestrial and trans-oceanic fiber optic cables, fixed and transportable satellite earth stations and leased satellite transponder capacity.

        The Company has made considerable investment in computerized monitoring systems, redundant circuits and back-up power systems to help ensure reliable and high quality service to its customers. On December 31, 1993, the Company employed over 300 engineers and technicians. The Company's engineers and technicians are based at key locations in the IDB network to monitor network transmissions and perform earth station and equipment installations, preventive maintenance and repairs.

        IDB provides network services for a spectrum of applications by creating several kinds of communications circuits. These include point-to-point transmissions, such as phone calls, data and facsimile connections between offices, and transmission of sporting, news or special events from the event site to the studios of IDB's radio or television customers, who then broadcast the event. IDB also provides point-to-multipoint transmissions, or program distribution, in which, for example, IDB transmits a data signal to a network of small antennas or transmits the radio or television programming of a network or program syndicator to its affiliated stations. For point-to-multipoint transmission, satellites generally are superior to other technologies because they disperse a signal throughout a large geographic area for cost-effective transmission. Satellites also permit signal transmission from remote sites where no other communications facilities are available and are used particularly for television signals that cannot be transmitted through conventional phone lines. For point-to-point applications, the increasing availability of fiber optic cable, which has sound quality comparable to satellite circuits without the disadvantage of propagation delay (the approximately one-quarter second delay between the time a person speaks and is heard by the other party), has expanded significantly IDB's routing options and network connectivity.

   Facilities

        The Company has international teleports in Los Angeles and New York. These teleports, which include 22 international gateway earth stations and approximately 50 domestic earth stations, enable IDB to provide radio, television, private line and public switched telephone communications to and from locations throughout the world. The Company believes that these teleports represent the largest concentration of satellite transmission equipment in the United States. The Company also owns fixed earth stations located in 33 other metropolitan areas, including seven international gateway earth stations in San Francisco and Washington, D.C., which serve as central collection points for domestic traffic and connect the network with international satellites. The Company owns a number of transportable earth stations (which are mounted on trucks or trailers) and fly-away earth stations (which can be air-freighted to an event site and quickly assembled). These mobile earth stations, most of which were assembled by IDB, enable the Company to provide transmission services to and from virtually any location in the world.

        The Company owns fiber optic facilities on most major international cable systems in the Pacific and Atlantic Ocean regions, providing fiber optic cable connections between the United States and the Pacific Rim and the United States and Europe. The Company also owns fiber optic cable for services to the former Soviet Union and in 1994 will purchase fiber optic cable facilities to Latin America. Domestically, the Company leases fiber optic cabling to connect various U.S. cities, including New York City, Los Angeles, Washington, D.C., Boston, San Francisco, Philadelphia, and Chicago. These domestic fiber optic facilities, which are connected to the fiber networks of GTE and Williams Telecommunications Group, expand facilities and transmission options available to IDB's customers.

        The Company also has relationships with numerous suppliers of transmission services who provide television transmission services to IDB for sports and special events. Some of these firms are under contract with the Company and are sometimes used by IDB when such firms have transmission facilities which can more readily reach the location of a sporting event.

        IDB  leases 35  full-time  transponders on  domestic  and
   international satellites. To augment its leased time, the Company also purchases transponder time at discounted rates under bulk time commitments from satellite owners such as AT&T, GTE Spacenet, Hughes Communications Galaxy, GE Americom, Telesat Canada, Inmarsat, PanAmSat, Intelsat and Intersputnik. Under certain transponder agreements, the Company receives favorable rates if its purchases of transponder space exceed certain minimum requirements, subject to retroactive charges if the minimum levels are not satisfied. In May 1990, IDB entered into an agreement with Communications Satellite Corporation under which IDB committed to purchase a minimum of $35,000,000 in maritime and aeronautical transponder services over a five-year period that commenced in September 1991. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to Consolidated Financial Statements of the Company.

   Sales and Marketing

        On December 31, 1993, IDB employed over 200 sales and marketing personnel. The Company's sales and marketing
   personnel  concentrate  their   efforts  within  one   of  the
   Company's four service units. The Company has developed specific marketing programs and sales commission plans for each of its units. Commission plans reward sales personnel for renewal business from existing customers, additional services for existing customers and business from new customers. Each salesperson is assigned specific existing accounts and is responsible for targeting new customers in the assigned market.

        IDB employs several marketing channels. Due to the high percentage of recurring services provided to its customers, IDB focuses on maintaining and increasing the usage level of its current clients. In attracting major new accounts, the Company benefits from the active involvement of senior management. Other marketing efforts include focused telemarketing and attendance at major conventions for targeted user groups. In all of its marketing efforts, IDB tailors its activities to the specific market being addressed.

   Competition

        Historically, the Company has emphasized customized communications services and applications where the Company could offer solutions with significant improvements in transmission quality or ease of use. As the Company's network has expanded to serve a broader range of users, IDB has increasingly encountered competition from major domestic and international communications companies, including AT&T, MCI Communications Corporation ("MCI") and U.S. Sprint
   Communications, Ltd. ("U.S. Sprint"), many of which have significantly greater resources and more extensive domestic and international satellite and fiber optic communications networks than the Company.

        For television transmission services, IDB competes with Keystone Communications, Inc. and Reuters Television. Various local teleports and small communications companies also compete with certain of the Company's broadcasting applications. Many cable networks own their own transmission facilities. The Company believes that its extensive network of facilities and its ability to react quickly to customers' technical requirements and service needs are competitive advantages in this market.

        In providing radio transmission services and transmission of live and special events radio programming, IDB generally competes with satellite service companies. In the distribution of programming to radio stations, IDB competes primarily with ABC Radio Network and National Public Radio, which provide satellite distribution of radio programming for several program producers.

        For resale of transponder capacity, the Company primarily competes with satellite owners such as AT&T, GE Americom, GTE Spacenet and Hughes Communications, all of which have significantly greater resources than the Company. The Company also competes with other resellers of transponder capacity. For international transponder services, the Company competes with Comsat, which enjoys a government granted monopoly controlling access to the Inmarsat and Intelsat international satellite systems. The Company uses both of these and other satellite systems to meet its customers' requirements.

        In providing mobile satellite services, the Company's most significant competition is from Comsat, British Telecom, Inc. and KDD. With respect to the maritime services currently offered by the Company, price and convenience of service are the principal competitive factors. In providing private-line telephone, facsimile and data communications services, the Company's most significant competition is from AT&T, MCI and U.S. Sprint.

        For most of the Company's communications services, the factors critical to a customer's choice of a service provider are cost, ease of use, speed of installation, broadcast quality, reputation and, in some cases, geography and network size. The Company has built a reputation as one of the most responsive service providers, particularly when providing customized communications services. IDB's array of communications facilities and international relationships, together with its extensive engineering and operations capability, provide the Company with considerable flexibility in tailoring cost-effective communications services to meet its customers' requirements. This network allows IDB to implement complex permanent and temporary communications circuits to and from virtually any location in the world. The Company believes that this responsiveness has often been the determining factor in a customer's selection of IDB. The Company's size also allows it to provide services more promptly and conveniently, particularly when customer's needs require rapid installation of service or unique solutions. Many markets which are important to IDB are not large enough for a substantially larger competitor to focus the resources necessary to provide cost competitive and responsive service. In addition, IDB's understanding of international telecommunications technical and regulatory issues has often allowed IDB to provide prompt solutions to the diverse communications needs of multinational corporations, government entities and news organizations.

   Employees

        On December 31, 1993, the Company had approximately 780 full-time employees, of whom approximately 470 provided operational and technical services. The balance of the Company's employees are engaged in sales and marketing, administration and accounting. A majority of the Company's employees are not represented by any labor union. Certain TRT employees are covered by a collective bargaining agreement that expires on April 30, 1994. From time to time, the Company supplements its labor force with part-time employees who operate transportable and fly-away earth stations during periods of heavy demand for these services. The Company considers its employee relations to be good and has not experienced any work stoppages or labor difficulties.

   Government Regulation

        The Company's communications operations and services are subject to regulation by the FCC. Transmissions from earth stations to all satellites, transmissions from microwave and other transmitters, reception from international satellites, and transmission of international traffic by any means, including satellite and undersea cable, must be pursuant to a license or other authorization granted by the FCC. FCC licensing decisions or changes in U.S. government policies increasing or decreasing access to non-Intelsat satellites or other network components could adversely affect the Company. No FCC authorization or any consent other than from the owner of the material received is required for reception via domestic satellites from points within the United States. The Company can rely on a third party's license or authorization when it transmits domestic traffic through earth stations operated by that third party.

        The FCC prescribes technical standards for transmission equipment which change from time to time. The FCC also requires a coordination process for earth stations operating in the frequency band used by some of the satellites on which the Company provides services to demonstrate that the earth station will not interfere with land based microwave systems. This requirement in some cases restricts how close an earth station can be located to a customer and thus may require a telephone line or other terrestrial link to be installed between the customer and the earth station. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio frequency radiation.

        The services of telecommunications common carriers must be offered at just and reasonable rates and on a nondiscriminatory basis, but the FCC does not currently regulate market entry or exit by competitive domestic carriers such as the Company. The Company is deemed a common carrier for many of its services, but even if it were deemed to be a common carrier for all of its services, the Company does not believe that there would be any material impact on its business operations or profitability. The transmission of international traffic for customers, whether by satellite or undersea cable, and the operation of satellite earth stations that communicate with international satellites are subject to more detailed regulation based upon special statutory provisions and foreign policy considerations. As a result, the Company is subject to entry and exit regulations, restrictions on the number and type of transmissions it may provide using certain international satellites and various
   filing   and  reporting  requirements  with   respect  to  its
   international operations.

        The Company holds numerous FCC licenses and other authorizations required for the operation of its business. Earth station and microwave licenses of the type described below are normally granted for a period of ten years, except that authorizations for certain transportable earth stations are granted for a one year period. Generally, authorizations to provide service are of indefinite duration and are valid until revoked or surrendered, except that cable landing license authorizations are issued for a period of twenty-five years. Under current regulations, the conduct of the Company's business requires a continuing process of applying for new, modified and renewed licenses and authorizations from the FCC. Although the Company has never had a license application denied, there can be no assurance that the Company will receive all authorizations or licenses necessary for new communications services or that delays in the licensing process will not adversely affect the Company's business.

        The Company's rates and practices are subject to review in the event of a third party complaint to the FCC or on the FCC's own motion. The Company has been the subject of certain third party complaints, but none has had or is expected to have a materially adverse impact on the Company or its business. To the extent that the Company is a common carrier, FCC equal employment opportunity requirements apply.

        A federal statute prohibits the issuance of the kind of transmission licenses the Company's operations require to any corporation with any officer or director who is not a U.S. citizen or more than 20% of whose stock is owned of record or voted by noncitizens or a foreign government or its representatives. The statute would also bar the subsidiaries from holding licenses if any officer or more than one-fourth of the Company's directors were noncitizens or more than one-fourth of the Company's shares of stock were owned of record or voted by noncitizens or a foreign government or its representatives and the FCC found that the public interest would be served by the refusal or revocation of the licenses under those circumstances. In order to allow foreign ownership of the Company to exceed 25% without risk of refusal or revocation of licenses pursuant to the Communications Act, on December 17, 1992, the Company's subsidiaries that had been holding the transmission licenses used by the Company, after seeking and obtaining required approvals from the FCC, assigned all of their common carrier earth station and microwave licenses to Southwest Communications, Inc. ("SCI"). Messrs. Jeffrey P. Sudikoff, Edward R. Cheramy and Peter F. Hartz, the Chief Executive Officer, President and Senior Vice President, Sales and Marketing of the Company, own 49%, 40%, and 11%, respectively, of the capital stock of SCI. The Company entered into Operator Agreements with SCI on December 17, 1992. These Operator Agreements have initial terms of ten years and provide for SCI to be the operator and FCC licensee of the satellite earth stations and microwave stations owned by the Company. After the initial term, the Operator Agreements will continue on a year to year basis. The Company's foreign ownership does not currently exceed 25%, but it has exceeded that level in the past and may do so again in the future. The Operator Agreements with SCI allow the Company's Common Stock to be freely traded without the risk that purchases by foreigners will create a violation of the statutory restriction on alien ownership.

        The placement of earth stations or other antennas is typically subject to regulation under local zoning ordinances. The export of certain telecommunications equipment requires the authorization of the United States Department of Commerce, the United States Treasury Department or the United States Department of State. The Company is subject to foreign regulation in certain countries, particularly those countries where the Company operates its own facilities. To the extent required, the Company has obtained the requisite authority to operate in such countries.

   Recent Events

        On December 30, 1993, the Company consummated its acquisition of WorldCom Europe in exchange for $10 million in cash, plus other consideration. IDB previously held 40% of the capital stock of WorldCom Europe, which it received in connection with its acquisition of World Communications, Inc. ("WorldCom") in December 1992. WorldCom Europe, a provider of international private line and public switched long distance telephone services, is now part of IDB WorldCom. The acquisition of WorldCom Europe expanded the Company's domestic and international private line, public switched long distance and satellite transmission services. The results of this acquisition will be reflected in the Company's revenues and results of operations for fiscal 1994 and are expected to be positive.

        On February 4, 1994, the Company effected a 3.15-to-1 Common Stock split in the form of a 215% Common Stock dividend, payable on the Common Stock of the Company outstanding at the close of business on January 21, 1994. The stockholders received cash in lieu of fractional share interests.

   ITEM 2.  PROPERTIES.

        The Company owns real property at the Los Angeles international teleport location consisting of an approximately 15,000 square foot building which houses radio and television master control centers, an approximately 2,750 square foot building which houses equipment related to the operation of earth stations, and space for earth stations and parking facilities. The Company leases additional space at the Los Angeles teleport location for earth stations and related facilities. The Company also leases space through May 2004 at the New York international teleport location for earth stations and a television and radio master control facility. The Company also leases space at the Niles Canyon, California teleport location for earth stations and related facilities. The Company leases office and technical operations space in New York, New York, Rockville, Maryland and Houston, Texas, and leases office and industrial space in Dallas, Texas, where its systems integration operations are located. Additionally, the Company leases fiber optic facilities and transponder capacity pursuant to long-term agreements. See "Business -- Facilities," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of Notes to Consolidated Financial Statements of the Company.


   ITEM 3.  LEGAL PROCEEDINGS.
        As of March 28, 1994, the Company was involved in certain legal proceedings, none of which is expected to have a material adverse impact on the financial condition or business of the Company.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        Not applicable.


                              PART II

   ITEM  5. MARKET  FOR REGISTRANT'S  COMMON  EQUITY AND  RELATED
   STOCKHOLDER MATTERS.

        The Company's Common Stock is traded in the NASDAQ National Market System under the symbol "IDBX." The following table sets forth the range of high and low closing sales prices on the NASDAQ National Market System for the indicated periods:

                                    High         Low
     Fiscal Year Ended
    December 31, 1992:
    First Quarter                 $ 5.74      $ 3.59
    Second Quarter                  5.60        4.16
    Third Quarter                   5.48        4.08
    Fourth Quarter                  7.14        4.84

     Fiscal Year Ended
    December 31, 1993:
    First Quarter                 $ 8.57      $ 6.27
    Second Quarter                 13.10        8.41
    Third Quarter                  17.26       11.98
    Fourth Quarter                 18.17       13.57

        As of March 15, 1994, the number of record holders of the Company's Common Stock was 732.

        On November 10, 1992, the Company issued a 5% Common Stock dividend to the record holders of IDB Common Stock as of September 30, 1992. The stock prices listed above have been adjusted to reflect the Common Stock dividend paid on November 10, 1992 and the 3.15-to-one Common Stock split in the form of a 215% Common Stock dividend paid on February 4, 1994.

        The Company has never paid any cash dividends on its Common Stock. The Company intends to retain earnings for further business development and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. None of the Company's existing debt agreements restrict its ability to pay dividends on the Common Stock.

   ITEM 6.  SELECTED FINANCIAL DATA.

        The information below should be read in conjunction with the Company's Consolidated Financial Statements and related
   Notes and  "Management's Discussion and Analysis  of Financial
   Condition and Results of Operations."

                                 (Inthousands,exceptpersharedata)
                                           Years Ended December 31,

                               1989      1990      1991     1992       1993
    Consolidated Income
    Statement Data:
    Revenues:
    Transmission services     $58,254   $80,530   $94,533  $127,399  $276,123
    Systems integration and
    other income                2,492     5,921     9,904    20,245    26,585
    Fees earned from
    WorldCom and TRT               --        --        --     7,700     8,000
    Total revenues             60,746    86,451   104,437   155,344   310,708
    Costs and expenses:
    Cost of sales              35,219    53,203    66,514   102,485   204,868
    Selling, general and        7,191    12,194    14,688    18,889    37,381
    administrative
    Depreciation                4,252     6,965     7,305     9,587    17,269
    Amortization                2,686     3,072     2,845     3,507     4,669
    Streamlining charge            --        --        --        --     5,920
    Total costs and            49,348    75,434    91,352   134,468   270,107
    expenses
    Operating income           11,398    11,017    13,085    20,876    40,601
    Interest expense, net       8,452    10,912     8,439     6,413     6,350
    Income before minority
    interest and income         2,946       105     4,646    14,463    34,251
    taxes
    Minority interest              --        --        --     (135)       174
    Provision for income        1,150        40     1,811     5,800    14,286
    taxes
    Income before               1,796        65     2,835     8,528    20,139
    extraordinary item
    Extraordinary item (1)          -         -   (1,283)         -   (7,949)
                                    -         -                   -
    Income before preferred   $ 1,796   $    65   $ 1,552   $ 8,528 $  12,190
    stock dividend
    Preferred stock                --       --      --            --    1,232
    dividend
    Net income available to
    common stockholders       $ 1,796   $    65   $ 1,552   $ 8,528 $  10,958
    Primary earnings per
    share (2):

     Income available to
    common share-             $   .10   $    --   $  0.11   $   .24   $   .33
    holders before
    extraordinary item
    Extraordinary item (1)         --        --     (.05)        --     (.14)
    Net income available to
    common stockholders       $   .10   $    --   $   .06   $   .24   $   .19
    Fully diluted earnings
    per share (2):
    Income before             $   .10   $    --   $   .11   $   .24   $   .32
    extraordinary item
    Extraordinary item (1)         --        --     (.05)        --     (.13)
    Net income per share      $   .10   $    --   $   .06   $   .24   $   .19

    Consolidated Balance
    Sheet Data:
    Net property and          $77,317   $85,278   $99,355  $213,895  $270,065
    equipment
    Total assets              139,514   156,405   179,414   371,656   722,189
    Long-term debt            101,479   101,901    85,683   108,801   195,500
    Shareholders' equity       20,739    34,827    67,474   135,855   290,135

   (1)Extraordinary item reflects the write-off of the unamortized portion of costs which had been incurred in connection with extinguished bank borrowings (net of income tax benefit) of $820,000 in 1991 and $5,639,000 in 1993.
   (2)Earnings per share and the weighted average common shares outstanding have been adjusted to reflect the payment of a 5% Common Stock dividend declared and paid by the Company during each of 1991 and 1992 and the 3.15-to-one Common Stock split in the form of a 215% Common Stock dividend paid on February 4, 1994.


   ITEM 7.   MANAGEMENT'S  DISCUSSION AND  ANALYSIS OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes.

   General

        The following table shows the percentage relationship to total revenues of certain items included in Selected Financial
   Data for each of the periods indicated:

                                      Years Ended December 31,
                                          1991     1992    1993

     Total revenues                       100.0%   100.0%   100.0%
    Costs and expenses:
      Cost of sales                       63.7     66.0     65.9
      Selling, general and                14.1     12.2     12.0
    administrative
      Depreciation                         7.0      6.2      5.6
      Amortization                         2.7      2.2      1.5
      Streamlining charge                    --      --      1.9

        Total costs and expenses          87.5     86.6     86.9

    Operating income                      12.5     13.4     13.1
    Interest expense, net                  8.1      4.1      2.1

    Income before minority interest and
    income taxes and                       4.4      9.3     11.0
    extraordinary item
    Minority interest                         --   (0.1)     0.1
    Provision for income taxes             1.7      3.7      4.6

    Income before extraordinary item and   2.7      5.5      6.5
    preferred stock dividend
    Extraordinary item                    (1.2)       --    (2.6)
    Preferred stock dividend                  --      --     0.4
    Net income                             1.5%     5.5%     3.5%


   Results of Operations

        The Company derived 1993 revenues principally from international private line and public switched long distance telephone services, radio and television transmission services, mobile communications and systems integration services provided on the Company's domestic and international communications network. See "Business."

        1993 Compared to 1992

        Operating results for 1993 resulted in the highest revenues and income before extraordinary item and preferred stock dividend in the Company's history. Total revenues and income before extraordinary item and preferred stock dividend for 1993 were $310,708,000 and $20,139,000, respectively, versus $155,344,000 and $8,528,000, respectively, for 1992.

        Revenues for 1993 increased $155,364,000 or 100% over 1992 revenue principally from an increase of $130,638,000 in international private line and international public switched long distance telephone services resulting from the acquisitions of WorldCom on December 31, 1992 and TRT on
   September 30, 1993 (the "Acquisitions", See Note 9 of Consolidated Financial Statements of the Company) and the growth in IDB Mobile's communications services of $19,205,000. These services comprised 67% of total revenues in 1993 compared to 35% in 1992. Broadcast revenues, which declined slightly in 1993 compared to 1992 due to the Company's decision not to renew certain less profitable customer contracts, comprised 24% of total revenue in 1993 compared to 49% in 1992. The Company also earned fees of $8,000,000 and $7,700,000 in 1993 and 1992, respectively, from operational assistance and other consulting services provided to WorldCom during 1992 and TRT during 1993. The fees earned in connection with the operational assistance and consulting services ended upon completion of the acquisition of TRT in September 1993.

        Costs of sales increased $102,383,000 in 1993 or 100% over 1992 due to higher levels of revenue provided by the Acquisitions. Cost of sales as a percentage of revenue improved slightly due to the Company's changing revenue mix. The fastest growing revenue element, international long distance services, has lower cost of sales than the private line and broadcast services historically provided by the Company. This is somewhat offset by higher cost of sales related to IDB Mobile and IDB Systems integration activities.

        Selling, general and administrative expenses increased to $37,381,000 in 1993 from $18,889,000 in 1992 principally due to the Acquisitions. Selling, general and administrative expenses as a percentage of revenue declined slightly due to economies of scale resulting from higher revenue levels and the Company's efforts to control administrative costs during the integration of the WorldCom and TRT acquisitions offset by higher selling and marketing costs related to the Company's efforts to further expand its international private line and long distance telephone services.

        Depreciation expense as a percentage of revenues decreased to 5.6% in 1993 from 6.2% in 1992 as a result of increased utilization of the Company's network facilities. Depreciation expense increased from $9,587,000 in 1992 to $17,269,000 principally due to the Acquisitions.

        Amortization expense increased to $4,669,000 in 1993 from $3,507,000 in 1992 principally due to the amortization of additional intangible assets acquired in connection with the Acquisitions. Amortizable assets consist primarily of intangibles including goodwill, bank loan fees and satellite transmission and customer contracts.

        Streamlining charge represents $5,920,000 of charges related to the Company's plans approved in the fourth quarter of 1993 to reduce the number of employees and dispose of certain assets.

        Interest expense net of interest income for 1993 of $6,350,000 remained consistent with 1992 due to higher average outstanding debt ($142,807,000 in 1993 versus $90,542,000 in
   1992) offset by a lower effective interest rate (8.1% in 1993 versus 10.9% in 1992) and the Company's ability to invest excess cash in interest earning investments ($2,055,000 increase in interest income in 1993).

        Extraordinary item in 1993 represents a $7,949,000 charge, net of $5,639,000 income tax benefit, redemption premiums and the unamortized portion of debt issuance costs associated with the repayment and defeasance of substantially all of the Company's then existing debt.

        The Company's provision for income taxes as a percentage of income before taxes increased to 41.5% in 1993 from 40.5% in 1992 primarily as a result of the increase in the federal statutory income tax rate to 35%.

        1992 Compared to 1991

        Revenues in 1992 increased $50,907,000, or 48.7%, to $155,344,000. This increase was primarily attributable to a $15,964,000 increase in revenues from IDB Mobile, resulting from its first full year of operations and its success in capturing a growing share of the maritime communications market. IDB Systems' revenues increased $11,167,000 in 1992 primarily from increased sales activity in Europe, China and
   Africa. Additionally, in it's first year of providing international long distance telephone services, IDB generated approximately $8,000,000 in such revenues in 1992. IDB Broadcast's revenues, which accounted for approximately 49% of total revenues in 1992 and 66% in 1991, increased $6,500,000 in 1992 principally due to additional fulltime video transmission services. The Company also earned $5,000,000 in fees generated from services provided under an operational assistance agreement with WorldCom and $2,700,000 in fees earned from sales and engineering support and management provided to WorldCom during 1992.

        Cost of sales has historically included a relatively high percentage of fixed costs, consisting primarily of employee salaries, satellite transponder costs and satellite and telephone line charges provided through the facilities of outside vendors. Cost of sales as a percentage of revenues increased from 63.7% in 1991 to 66.0% in 1992. The increase reflects a change in the mix of the Company's business during 1992. The Company's systems integration activities, mobile communications services to the maritime market and certain fulltime video services carry higher cost of sales than the services historically provided by the Company. In addition, a joint venture agreement which had provided for reduced rates on satellite transponder capacity expired in March 1992. These factors are partially offset by relatively lower cost of sales on international long distance services.

        Selling, general and administrative expenses increased to $18,889,000 in 1992 from $14,688,000 in 1991, primarily from the consolidation of IDB Mobile and Houston International Teleport, Inc. and the investment the Company made in 1992 in enhancing its internal systems. However, selling, general and administrative expenses decreased as a percentage of revenues from 14.1% in 1991 to 12.2% in 1992 due to economies of scale from higher revenue levels and improved operating efficiencies.

        Depreciation expense as a percentage of revenues decreased to 6.2% in 1992 from 7.0% in 1991 as a result of increased utilization of the Company's network facilities. Depreciation expense increased from $7,305,000 in 1991 to $9,587,000 in 1992 principally due to the addition of network facilities (including undersea fiber optic cable and earth stations) to support the Company's revenue growth.

        Amortization expense increased by $662,000 from 1991 to 1992 primarily as a result of amortization of foreign carrier license costs incurred by IDB Mobile and public switched long distance telephone services. Amortizable assets consist primarily of intangibles, bank loan fees and satellite transmission and customer contracts. Amortization expense as a percentage of revenues decreased to 2.2% in 1992 from 2.7% in 1991 as a result of increased revenues and the fixed nature of these costs.

        Interest expense decreased by $2,026,000 from 1991 to 1992 primarily as a result of lower effective interest rates (10.9% in 1992 versus 11.5% in 1991) and a decrease in the average debt outstanding ($90,542,000 in 1992 versus $93,792,000 in 1991). In addition, capitalized interest increased in 1992 due to a greater level of construction in progress on the Company's transmission and related facilities.

        The Company's provision for income taxes as a percentage of income before taxes remained relatively constant at 40.5% in 1992 as compared to 39.0% in 1991. See Note 6 of Notes to Consolidated Financial Statements of the Company.

        Seasonality and Inflation

        Historically, the Company's business has been seasonal because its transmission services have been purchased in larger volumes during periods of favorable weather when more sporting and special events are held. Increases in full-time radio and television distribution services, private line telephone and data services, satellite-based mobile services and international public switched long distance telephone services have substantially lessened the impact of this seasonality.

        Since its inception, the Company's results of operations have not been materially affected by inflation.

   Liquidity and Capital Resources

        The Company has financed growth through borrowings, cash generated from profitable operations and sales of shares of its Common Stock and 5% Convertible Subordinated Notes due 2003 (the "Subordinated Notes"). Prior to August 20, 1993, the Company borrowed funds under a $25,000,000 revolving credit facility (the "Revolver"), issued $50,000,000 of senior secured notes (the "Senior Notes") and $26,000,000 principal amount of 13% Senior Subordinated Notes due 1998 (the "1998 Notes"). On December 21, 1992, the Company also assumed a $15,000,000 loan payable by WorldCom to TeleColumbus U.S.A., Inc (the "Assumed Loan"). Substantially all outstanding borrowings of the Company were repaid and defeased by September 1993, using a portion of the proceeds of the public offering of $195,500,000 in aggregate principal amount of Subordinated Notes in August 1993 and the public offering of an aggregate of 4,724,997 shares of Common Stock in May 1993. The Assumed Loan was repaid by the Company upon the consummation of the acquisition of WorldCom Europe in December 1993.

        The Subordinated Notes issued in August 1993 are convertible at any time prior to maturity, unless previously redeemed, into Common Stock of the Company at a conversion price of $18.15 per share, as adjusted to reflect the 3.15-to-one Common Stock split in the form of a 215% Common Stock dividend paid on February 1994 and subject to further adjustment in certain events. The Subordinated Notes bear interest at a rate of 5% per annum and interest is payable on February 15 and August 15 of each year. The Subordinated Notes are redeemable at any time after August 15, 1996, in whole or in part, at the option of the Company, at declining redemption prices plus accrued interest. The Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company and will be effectively subordinated to all indebtedness and other liabilities of subsidiaries of the Company. The Subordinated Notes contain no limitation on the incurrence of additional indebtedness by the Company and its subsidiaries.

        In November 1993, Bank of America National Trust and Savings Association agreed to make a $15,000,000 line of credit available to the Company (the "Line of Credit"). Advances made pursuant to the Line of Credit bear interest at a floating rate based, at the option of the Company, on a domestic index or an offshore index. All advances and letters of credit made under the Line of Credit mature on October 31, 1995 and the Line of Credit expires on such date. The Company may at any time terminate the Line of Credit by payment of all outstanding advances and other obligations under the Line of Credit and cash collateralization of all letters of credit existing at that time. As of December 31, 1993, there were no amounts outstanding under the Line of Credit. In addition, the Company has ongoing discussions with several financial institutions regarding credit facilities, committed and uncommitted.

        During 1993, the Company's capital expenditures, including improvements, replacements and additions of communications equipment and facilities, were approximately $48,300,000. The Company historically has invested significantly to build its communications network. See "Business -- The IDB Communications Network" and "Business -- Facilities."

        Net   cash  provided  by  operating  activities  in  1993
   decreased to $2,040,000, compared to net cash provided by operating activities of $27,763,000 in 1992 principally due to increases in accounts receivables associated with the Acquisitions. Cash provided by financing activities in 1993 was $129,576,000, as compared to cash provided by financing activities of $16,694,000 in 1992 and principally relate to the sale of Subordinated Notes offset by the repayments or defeasance of substantially all of the Company's then existing debt. Net cash used in investing activities in 1993 was $78,323,000, as compared to $45,900,000 in 1992, principally due  to property  and  equipment  expenditures for  additional facilities in the IDB network, the purchase of short-term investments, and costs incurred in connection with the

   Acquisitions.

        In May 1990, the Company entered into an agreement with Comsat, Inc. ("Comsat") under which it may obtain satellite transponder capacity for maritime and aeronautical services offered or to be offered by IDB Mobile, at long-term fixed rates over a five-year period that commenced in September 1991. As of December 31, 1993, IDB's minimum remaining total commitment under the agreement was to purchase 8 million minutes of transponder capacity (representing aggregate costs of approximately $20,400,000, calculated at the rate set forth in the agreement, which the Company would pay in 1996 to satisfy any remaining volume commitment under the agreement that the Company did not purchase by that time). Based on current and projected usage, the Company believes that it will meet the minimum purchase commitment under the agreement. If the Company were to materially breach the agreement (including provisions relating to interference with the operation of the satellites), the Company would not be entitled to the rates set forth in the agreement, but would be required, from the date of such material breach, to pay higher rates for satellite transponder capacity for maritime and aeronautical services. See "Business -- Facilities" and Note 7 of Notes to Consolidated Financial Statements of the Company.

        The Company's capital commitments, as of March 16, 1994, consisted primarily of outstanding purchase orders (some of which are cancelable at the Company's option) to acquire approximately $30,900,000 of equipment, including long term commitments on undersea fiber optic cables of $20,500,000, which will be financed by cash from operations and bank
   borrowings.    It  is  anticipated  that  the  Company's  1994
   expenditures will exceed that amount. The Company expects that cash flow from operations, its current holdings of cash and marketable securities and its borrowing capabilities under its current credit facility will satisfy its projected working capital and capital expenditure requirements through fiscal 1994. The Company may seek additional debt or equity financing from time to time to supplement cash generated from operations and finance future growth opportunities.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company's financial statements and supplementary financial information appear in this Annual Report on Form 10-K beginning on page F-1, immediately after the Signature Page hereof, and such information is incorporated in this Item 8 by reference thereto.


   ITEM 9.     CHANGES IN AND  DISAGREEMENTS WITH  ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURES.

        Not applicable.




                              PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The Company's directors, executive officers and key employees are as follows:

                                                         Director
   Name                   Age   Position or Office       Since

   Jeffrey P. Sudikoff     38   Chairman of the Board,   1983
                                Chief Executive
                                  Officer and Director
   Edward R.               50   President and Director   1986
   Cheramy(1)(2)

   Peter F. Hartz          40   Senior Vice President,   1988
                                Sales and
                                  Marketing and
                                Director
   Rudy Wann               37   Vice President,          --
                                Finance and Chief
                                   Financial Officer

   James E. Kolsrud        49   Vice President,          --
                                Engineering and
                                   Administration
   Neil J Wertlieb         35   Vice President,          --
                                General Counsel
                                   and Secretary
   Stephen N. Carroll      43   President--IDB            --
                                WorldCom
   John A. Tagliaferro     50   President--IDB            --
                                Broadcast
   William L.              62   Director                 1983
   Snelling(1)(3)
   Franklin E.             66   Director                 1988
   Fried(2)(3)
   Joseph M.               46   Director                 1989
   Cohen(1)(2)(3)

   _______________________
   (1)  Member of Compensation Committee.
   (2)  Member of Audit Committee.
   (3)  Member of Stock Option Committee.

        Jeffrey P. Sudikoff, a founder of the Company, has been instrumental in the Company's development. Mr. Sudikoff has been the Chief Executive Officer and a director of the Company since its incorporation in September 1983 and has been Chairman of the Board of Directors since May 1986. He also served as the Company's President from September 1983 until March 1989. From 1978 until founding the Company, Mr. Sudikoff provided consulting services to the radio broadcast industry in the areas of programming production and distribution.

        Edward R. Cheramy was appointed President of the Company in March 1989 and has been a director since joining the Company in May 1986. Mr. Cheramy also served as Chief Financial Officer of the Company from September 1990 to November 1992 and from May 1986 to July 1989, and as Executive Vice President of the Company from May 1986 to March 1989. From 1978 until joining the Company, Mr. Cheramy was a partner in the accounting firm of Price Waterhouse.

        Peter F. Hartz joined the Company in November 1984 and has been Senior Vice President, Sales and Marketing since February 1991 and a director since April 1988. From June 1990 to January 1991, Mr. Hartz served as President of IDB Broadcast Division, and from September 1985 to February 1991, he served as Vice President, Sales and Marketing. From September 1980 to January 1982, Mr. Hartz was Director of Advertising and Promotion for Watermark, Inc., now ABC Watermark, a radio programming syndicator. From January 1982 to January 1983, Mr. Hartz served as Director of Marketing for Diamond P Sports, a television program supplier, and from January 1983 to November 1984, Mr. Hartz authored a nonfiction book about the financial community.

        Rudy Wann joined the Company in May 1991 and has been Vice President, Finance since April 1992 and Chief Financial Officer since November 1992. From August 1990 to April 1991, Mr. Wann was Vice President, Finance and Chief Financial Officer of Tiger Media, Inc., a developer of computer software. From July 1979 to July 1990, Mr. Wann was with the accounting firm of Price Waterhouse, most recently as a senior manager, except for eleven months from August 1984 to June 1985 when he held various accounting positions with Inter-Con Systems, a government contractor.

        James E. Kolsrud joined the Company in October 1989 in connection with the Company's acquisition of CICI, Inc. and has served as Vice President of Engineering and Administration since November 1992. From October 1989 to November 1992, Mr. Kolsrud served as President of the Company's International division. From March 1989 through October 1989, Mr. Kolsrud served as President of CICI, Inc. when it was a subsidiary of Contel ASC. From April 1985 through March 1989, Mr. Kolsrud served as Vice President of Engineering and Operations at CICI, Inc. and from 1975 until joining CICI, Inc., Mr. Kolsrud held several positions for Comsat, Inc. including Senior Director of Engineering for World Systems Division and United States Representative to the Intelsat Board of Governors Technical Advisory Committee.

        Neil J Wertlieb joined the Company in August 1992 as a Vice President. He was promoted to General Counsel in October 1993 and to Secretary in November 1993. From October 1984 to June 1992, Mr. Wertlieb was an associate at the law firm of O'Melveny & Myers.

        Stephen N. Carroll, a 15-year veteran of the telecommunications industry, joined the Company in September 1991 as President of IDB WorldCom (formerly IDB&T). Prior to joining IDB, Mr. Carroll was employed by Comsat, Inc.'s World Systems Division, where he was Vice President of Sales and Business Development since 1986 and Director of Carrier Sales since 1983. During his tenure at Comsat, Inc., Mr. Carroll represented the services of Intelsat to U.S. long distance carriers, authorized users, and U.S. and international broadcasters.

        John A. Tagliaferro joined the Company in January 1989 in connection with the Company's acquisition of the assets of Hughes Television Network. Mr. Tagliaferro has been President of IDB Broadcast Group since January 1991, and from January 1989 through January 1991, Mr. Tagliaferro served as President of the Company's HTN division. From December 1986 through January 1989, Mr. Tagliaferro served as President and Chief Operating Officer of Hughes Television Network.

        William L. Snelling, a founder of the Company, has been a director since the Company's incorporation in September 1983. In addition, Mr. Snelling served as Chairman of the Board and Chief Financial Officer from the Company's incorporation until May 1986 and as Secretary from the Company's incorporation until June 1991. Mr. Snelling is also currently the Secretary and a director of the Bank of Santa Maria, located in Santa Maria, California. From June 1991 through November 1992, Mr. Snelling was a private investor. From November 1992 to November 1993, Mr. Snelling was a consultant to Southwest Leasing Corporation. Since November 1993, Mr. Snelling has been the Chairman of California Commercial Spaceport, Inc., a company that launches low orbital communications satellites. Mr. Snelling also provides consulting services to the Company pursuant to a consulting agreement. See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

        Franklin E. Fried has been a director of the Company since December 1988. From January 1989 to November 1991, Mr. Fried was the President of the San Diego-based Fried-Schegan, which specialized in entertainment and creative developments in the hospitality field. From 1977 to January 1989, Mr. Fried was President of Franklin E. Fried Associates, an entertainment and hospitality services firm. From 1984 to
   1988, Mr. Fried was also President of the Delta Queen Steamboat Company, a firm specializing in the operation of paddleboats on the Mississippi River. From June 1991 through November 1992, Mr. Fried was the Chairman of Old New Orleans Seafood Company, a seafood distributor.

        Joseph M. Cohen has been a director of the Company since June 1989 and also served as a member of the Board of Directors from March 1988 through November 1988. From 1991 to January 1994, Mr. Cohen was the President of Spectacor West, overseeing all West Coast activities of the international sports and entertainment company Spectacor. Since January 1994, Mr. Cohen has been a consultant to Rainbow Programming Services for Sports Channel Networks, Inc. and has been involved in planning the construction of a new sports arena in Los Angeles. From January 1988 to March 1989, Mr. Cohen served as President and Chief Executive Officer of Z Channel, a pay television channel in Santa Monica, California.

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the NASDAQ National Market System. Such directors, officers and stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no such reports were required for those persons, the Company believes that from January 1, 1993 to December 31, 1993, all filing requirements applicable to such directors, officers and stockholders were complied with, except for the following: Each of Messrs. Sudikoff and Cohen filed Form 4 reports related to sales of shares of Common Stock in July 1993 more than ten days following the end of the month in which such transactions occurred. Mr. Fried filed a Form 4 report related to the exercise of stock options and subsequent sale of the resulting shares in May 1993 more than 10 days following the end of the month in which such transactions occurred. David W. Anderson failed to file a Form 4 report relating to the exercise of stock options and subsequent sale of the resulting shares of Common Stock; however, such transactions were reported in a timely filed Form 5 report.

   ITEM 11.  EXECUTIVE COMPENSATION.

   Summary Compensation Table

        The following table sets forth information concerning the compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company.



                                       Annual Compensation
                                                           Other
                                                           Annual
   Name and Principal           Year  Salary    Bonus (1)  Compen-
   Position                                                sation

   Jeffrey P. Sudikoff          1993  $575,000  $400,000   (4)
   Chairman of the Board and    1992  500,000   --         (4)
   Chief Executive Officer      1991  480,000   --         (6)

   Edward R. Cheramy            1993  460,000   400,000    (4)
   President                    1992  400,000   --         (4)
                                1991  390,000   --         (6)

   Peter F. Hartz               1993  190,800   25,000     (4)
   Senior Vice President,       1992  180,000   53,125     (4)
   Sales and Marketing          1991  162,500   25,000     (6)


   Rudy Wann(7)                 1993  142,500   125,000    (4)
   Vice President, Finance      1992  121,667    15,000    (4)
   and Chief Financial          1991  74,166      --       (6)
   Officer


   James E. Kolsrud             1993  170,000   50,000     (4)
   Vice President of            1992  140,000   75,000     (4)
   Engineering and              1991  134,000    --        (6)
   Administration


                                   Long Term Compensation
                                   Securities
                                   Underlying   All Other
   Name and Principal              Options (2)  Compensation
   Position                                     (3)

   Jeffrey P. Sudikoff             740,250(5)   $4,497
   Chairman of the Board and       213,728       4,364
   Chief Executive Officer          86,820      (6)

   Edward R. Cheramy               740,250(5)   4,497
   President                       213,727      4,364
                                    86,820      (6)

   Peter F. Hartz                  157,500      4,497
   Senior Vice President,          112,219      4,250
   Sales and Marketing              52,095      (6)


   Rudy Wann(7)                    236,250(5)   3,562
   Vice President, Finance          32,288      3,292
   and Chief Financial             17,366       (6)
   Officer


   James E. Kolsrud                63,000       3,212
   Vice President of               102,375      3,500
   Engineering and                 31,500       (6)
   Administration

   _______________________
   (1)Bonus payments are reported for the year in which they were earned.

   (2)Adjusted to reflect the 5% Common Stock dividends paid on each of October 11, 1991 and November 10, 1992 and the 3.15-to-one Common Stock split in the form of a 215% Common Stock dividend paid on February 4, 1994 (the "Common Stock Split").

   (3)Represents   the   dollar   value   of   Company   matching
   contributions   under  the   Company's   401(k)  Savings   and
   Retirement Plan.

   (4)The named individual received certain perquisites and other personal benefits from the Company; however, the dollar value of such other annual compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for such individual in each of 1992 and 1993.

   (5)Does not include the grant to each of Messrs. Sudikoff and Cheramy of options to purchase 2,835,000 shares of Common Stock (as adjusted to reflect the Common Stock Split) and the grant to Mr. Wann of options to purchase 236,250 shares of Common Stock (as adjusted to reflect the Common Stock Split). Such options were granted subject to stockholder approval, which has not yet been received.

   (6)In accordance with the transitional provisions applicable to the revised rules on executive compensation disclosure adopted by the Securities and Exchange Commission, information with respect to Other Annual Compensation and All Other Compensation for 1991 has been omitted.

   (7)Rudy Wann joined the Company in May 1991.

   Options Granted in 1993

        The following information is furnished for the year ended December 31, 1993 with respect to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company for stock options which were granted in 1993.

                          Number of      Percent of
                          Securities     Total        Exercise
                          Underlying     Options      Price Per
                          Options        Granted to   in Share
                          Granted        Employees    (3)(5)(6)
                          (1)(2)(3)      in 1993(5)
																										(4)(5)
   Name


   Jeffrey P. Sudikoff    425,250        17.6%        $11.98
                          315,000        13.1          14.37

   Edward R. Cheramy      425,250        17.6          11.98
                          315,000        13.1          14.37

   Peter F. Hartz          94,500         3.9          11.98
                           63,000         2.6          14.37

   Rudy Wann              157,500         6.5          11.98
                           78,750         3.3          14.37

   James E. Kolsrud        63,000         2.6          11.98

                                           Potential            Potential
                                           Realizable Value     Realizable Value
                                           at Assumed           at Assumed
                                           Annual Rates         Annual Rates of
                                           of Stock Price       Stock Price
                               Expiration  Appreciation for     Appreciation for
   Name                        Date(4)     Option Term (7)      Option Term (7)
                                                 5%                  10%

    Jeffrey P. Sudikoff         7/29/2003   $3,203,901           $8,119,313
                               11/29/2003   2,846,723            7,214,155

   Edward R. Cheramy           7/29/2003   3,203,901             8,119,313
                               11/29/2003  2,846,723             7,214,155

   Peter F. Hartz              7/29/2003     711,978             1,804,292
                               11/29/2003    569,345             1,442,831


   Rudy Wann                   7/29/2003   1,186,629             3,007,152
                               11/29/2003    711,681             1,803,538

   James E. Kolsrud            7/29/2003     474,652             1,202,861

   _______________________
   (1)  Adjusted to reflect the Common Stock Split.

   (2)  Options granted  in 1993  vest over  a four-year  period,
        with  25%  of   the  shares   covered  thereby   becoming
        exercisable on each anniversary date.

   (3) Under the terms of the Company's stock incentive plans, the Board of Directors or the Stock Option Committee thereof retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.

   (4) The options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment.

   (5) Does not include the grant to each of Messrs. Sudikoff and Cheramy of options to purchase 2,835,000 shares of Common Stock (as adjusted to reflect the Common Stock Split) and the grant to Mr. Wann of options to purchase 236,250 shares of Common Stock (as adjusted to reflect the Common Stock Split). Such options were granted on November 29, 1993, will expire on November 30, 2003 and have an exercise price of $14.37 (as adjusted to reflect the Common Stock Split), the fair market value on the date that the options were granted (as adjusted to reflect the Common Stock Split). Such options were granted subject to stockholder approval, which has not yet been received.

   (6) The exercise price may be paid by delivery of a promissory note, already owned shares or other lawful consideration, subject to certain conditions and as otherwise approved by the Board of Directors or the Stock Option Committee.

   (7) The potential realizable values indicated are based solely on arbitrarily assumed rates of appreciation required by applicable regulations of the Securities and Exchange Commission. The actual value, if any, an executive may realize will depend upon the excess of the stock price on the date an option is exercised over the exercise price. As a result, such assumed values are not necessarily indicative of the values that can be realized upon exercise of such options, and use of such rates should not be viewed in any way as a forecast of the future performance of the Company's stock.


   Aggregated Option Exercises in 1993 and Year-End Value Table

        The following information is furnished for the year ended December 31, 1993 with respect to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company for stock options exercised during 1993 and for unexercised options held at year end 1993.



                            Shares Acquired Value Realized
                            on Exercise(1)  (2)
    Name

   Jeffrey P. Sudikoff      266,149         $1,438,674

   Edward R. Cheramy        315,000         4,734,000

   Peter F. Hartz           333,959         2,083,602

   Rudy Wann                   --               --

   James E. Kolsrud          12,600            87,194

        Number of Securities Underlying
        Unexercised Options
        at December 31, 1993(1)(3)
        ______________________________________
   Name                   Exercisable     Unexercisable


   Jeffrey P. Sudikoff     99,844         922,251


   Edward R. Cheramy      509,703         922,249

   Peter F. Hartz            --           254,686

   Rudy Wann               21,097         264,806

   James E. Kolsrud        45,793         149,348

        Value of Unexercised
        In-the-Money Options
        at December 31,1993(3)(4)
        ____________________________________
                          Exercisable     Unexercisable



   Name

   Jeffrey P. Sudikoff    $1,592,511      $5,783,056


   Edward R. Cheramy       7,987,520       5,783,024

   Peter F. Hartz              --          2,046,229

   Rudy Wann                 316,602       1,502,994

   James E. Kolsrud          673,780       1,532,826

   _______________________

   (1)  Adjusted to reflect the Common Stock Split.
   (2)  This    amount   is    the    aggregate
    of   the    market    value   of    the
        Common    Stock    at    the    time
    each   stock    option    was    exercised
        minus the exercise price for that option.

   (3)  Does     not    include    the    grant
    to    each    of    Messrs.    Sudikoff
        and    Cheramy     of    options     to
    purchase     2,835,000    shares     of
        Common     Stock    (as     adjusted
    to     reflect     the    Common     Stock
        Split)    and   the    grant    to
 Mr.   Wann    of    options   to    purchase
        236,250    shares     of    Common
 Stock    (as     adjusted    to     reflect
        the    Common    Stock    Split).
    Such    options    are    subject     to
        stockholder approval.

   (4)  This     amount    is    the
aggregate    of     the    number    of
 options  multiplied     by    the
difference    between    the    closing
 price    of   the    Common    Stock
 on   the    NASDAQ    National
 Market    System    on  December
 31,    1993     ($17.46,    as
adjusted     to    reflect     the
   Common     Stock    Split)
 and     the     exercise
 price     for     such
        options.


  Compensation of Directors

        No director received any compensation during the Company's last fiscal year for any service provided as a director. Beginning in 1994, the Company will compensate each non-employee director $2,000 for each month of membership on the Board of Directors and $1,000 for each meeting of the Board that the director attends.

        Nonemployee directors of the Company are entitled to receive annually a limited number of non-qualified stock options pursuant to the Company's 1992 Stock Option Plan for Nonemployee Directors (the "Nonemployee Director Plan"). The Nonemployee Director Plan provides for the annual automatic granting of options to purchase 6,615 shares, subject to adjustment, of IDB Common Stock to each nonemployee director immediately following the annual meeting of stockholders. The option exercise price is the fair market value (as defined) of the Common Stock on the date of grant. The options vest over a four year period, and expire ten years and one day from the date of grant, subject to earlier termination in accordance with the terms of the Nonemployee Director Plan. As of the date hereof, an aggregate of 33,075 options have been granted under the Nonemployee Director Plan.

   Employment Agreements

        The Company entered into employment agreements with Messrs. Sudikoff, Cheramy and Hartz on January 1, 1992, each for a five year term, which is automatically renewed each year thereafter, subject to earlier termination under certain circumstances. Mr. Sudikoff's employment agreement provides for a minimum base salary of $500,000 in 1992, $575,000 in 1993, $661,250 in 1994, $760,437 in 1995 and $874,503 in 1996.
   Mr. Cheramy's employment agreement provides for a minimum base salary of $400,000 in 1992, $460,000 in 1993, $529,000 in
   1994,  $608,350 in  1995 and  $699,602  in 1996.   Mr.  Hartz'
   employment agreement provides for a minimum base salary of $180,000 in 1992, $190,800 in 1993, $202,248 in 1994, $214,383
   in 1995 and $227,246 in 1996. Each of Messrs. Sudikoff, Cheramy and Hartz is entitled to receive an annual bonus in an amount determined by the Compensation Committee of the Board of Directors. Messrs. Sudikoff's, Cheramy's and Hartz' employment agreements also provide for the reimbursement of business and automobile expenses and certain other benefits, including an allowance of up to $50,000, $50,000 and $15,000, respectively, for each contract year for personal accounting, financial, tax and legal consulting and other similar expenses for Messrs. Sudikoff, Cheramy and Hartz. In the event of a change of control of the Company (as defined), amounts payable through the remaining term of the employment agreements become payable, with the Company obligated to pay any taxes that are specifically levied on payments made pursuant to change of control provisions.

   Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Board of Directors consists of Edward R. Cheramy, William L. Snelling, Joseph M. Cohen and, prior to his resignation as a member of the Board of Directors in October 1993, John S. Reiland. Mr. Cheramy is, and during 1993 was, President of the Company. Until June 1991, Mr. Snelling was an officer of the Company. See "Directors and Executive Officers of the Registrant." Mr. Reiland is the Chairman of TeleColumbus USA, Inc., a Delaware corporation ("TC USA"). TC USA acquired 13,230,000 shares of Common Stock (as adjusted to reflect the Common Stock Split) and 34,000 shares of the Company's 4% Cumulative Convertible Preferred Stock, which was convertible into 6,158,709 shares of Common Stock (as adjusted to reflect the Common Stock Split), in connection with the Company's acquisition of World Communications, Inc. from TC USA in 1992. TC USA sold 18,928,255 shares of Common Stock (as adjusted to reflect the Common Stock split) in a secondary offering in November 1993.


        The Company entered into a consulting agreement with William L. Snelling as of January 1, 1992. Under the consulting agreement, Mr. Snelling will be paid an annual fee over a 15-year period, beginning at $125,000 in 1992, with cost of living increases each year. See "Certain Relationships and Related Transactions."


   ITEM 12.  SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

        The following table sets forth information regarding the ownership of the Company's shares of Common Stock as of March 15, 1994 by (a) stockholders known by the Company to own beneficially more than 5% of the Company's shares of Common Stock, (b) each director, (c) each executive officer named in the Summary Compensation Table and (d) all directors and executive officers as a group. Except as otherwise noted, the Company knows of no agreements among its stockholders that relate to voting or investment power of its shares of Common Stock.

                                    Number of         Percent of
                                    Shares            Total
                                    Beneficially      Outstanding
   Name                             Owned(1)          Shares

   Jeffrey P. Sudikoff              4,775,587         6.5%
   Edward R. Cheramy(2)                756,889        1.0
   Peter F. Hartz(3)                  348,279         *
   Rudy Wann(4)                        28,379         *
   James E. Kolsrud(5)                 34,631         *
   William L. Snelling(6)              26,491         *
   Franklin E. Fried(7)                  6,406        *
   Joseph M. Cohen(8)                  64,914         *
   All directors and executive
   officers as a group              6,048,387         8.1
     (9 persons)(9)
   FMR Corp.(10)                    5,550,930         7.5
     82 Devonshire Street
     Boston, Massachussets  02109
   Metropolitan Life Insurance      4,521,336         6.1
   Company(11)
     One Madison Avenue
     New York, New York  10010

   ____________________
   *    Less than 1%.

   (1)Except as indicated in other notes to this table, each such stockholder listed has sole voting and dispositive power with respect to the shares beneficially owned, subject to any limitations on such power arising under community property or similar laws.

   (2)Shares are held by the Edward R. and Shirley J. Cheramy Trust, of which Mr. Cheramy and his spouse, Shirley J. Cheramy, are co-trustees. Includes 366,261 shares covered by outstanding stock options granted to Mr. Cheramy that are exercisable within 60 days of March 15, 1994.

   (3)Includes 10,335 shares covered by outstanding stock options granted to Mr. Hartz that are exercisable within 60 days of March 15, 1994.

   (4)Includes 25,229 shares covered by outstanding stock options granted to Mr. Wann that are exercisable within 60 days of March 15, 1994.

   (5)Includes 34,631 shares covered by outstanding stock options granted to Mr. Kolsrud that are exercisable within 60 days of March 15, 1994.

   (6)Shares are held by the Snelling 1986 Trust, of which Mr. Snelling and his spouse, Cleora A. Snelling, are co-trustees. Includes 19,325 shares covered by outstanding stock options granted to Mr. Snelling that are exercisable within 60 days of March 15, 1994.

   (7)Includes 6,406 shares covered by outstanding stock options granted to Mr. Fried that are exercisable within 60 days of March 15, 1994.

   (8)Shares are held by Joseph M. Cohen, Inc., a corporation that is wholly owned by Mr. Cohen.

   (9)Includes  474,983  shares   covered  by  outstanding  stock
   options granted to all directors and executive officers that are exercisable within 60 days of March 15, 1994.

   (10)Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 4,916,205 shares of Common Stock, and Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 634,725 shares of Common Stock.

   (11)Shares are held by State Street Research & Management Company, a wholly-owned subsidiary of Metropolitan Life Insurance Company. Metropolitan Life Insurance Company and State Street Research & Management Company have disclaimed beneficial ownership of all of such shares.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In order to allow foreign ownership of the Company to exceed 25% without risk of refusal or revocation of licenses pursuant to the Communications Act, on December 17, 1992 the Company's subsidiaries that had been holding the transmission licenses used by the Company assigned all of their common carrier earth station and microwave licenses to Southwest Communications, Inc. ("SCI") in exchange for SCI's entering into the Operator Agreements described below. See "Business -
   - Government Regulation."  Messrs. Jeffrey P. Sudikoff, Edward
   R. Cheramy and Peter F. Hartz, the Chairman and Chief Executive officer, President and Senior Vice President, Sales and Marketing of the Company, respectively, own 49%, 40% and 11%, respectively, of the capital stock of SCI. See "Directors and Executive Officers of the Registrant." The Company entered into Operator Agreements with SCI on December 17, 1992. No monetary compensation has been received by the Company in connection with such assignments. These Operator Agreements have initial terms of ten years and provide for SCI to be the operator and FCC licensee of the satellite earth stations and microwave stations owned by the Company. In accordance with the Operator Agreements, the Company paid $34,200 to SCI during 1993 as an operator fee. Such fees are subject to adjustment annually.

        The Company has entered into employment agreements with each of Jeffrey P. Sudikoff, Edward R. Cheramy and Peter F. Hartz. See "Executive Compensation -- Employment Agreements." In addition, the Company entered into a consulting agreement with William L. Snelling, a director of the Company, as of January 1, 1992. Under the consulting agreement, Mr. Snelling will be paid an annual fee over a 15-year period, beginning at $125,000 in 1992, with cost of living increases each year. In 1993, the Company paid Mr. Snelling $135,000 pursuant to the Consulting Agreement.

        In December 1993, each of Messrs. Sudikoff and Cheramy borrowed $1,400,000 from the Company for his own personal use. Such loans bear interest at an annual rate equal to five percent. In December 1993 and March 1994, Messrs. Cheramy and Sudikoff, respectively, repaid all outstanding amounts under the loans made in 1993. During 1992, each of Messrs. Sudikoff and Cheramy borrowed an aggregate of $250,000 from the Company for his own personal use. Such loans are due in equal annual installments of $50,000, beginning in December 1993, and bear interest at a rate of five percent per annum. Each of Messrs. Sudikoff and Cheramy paid the annual installment due in December 1993.

        During 1991, 1992 and 1993, IDB Mobile Communications, Inc. ("IDB Mobile") made progress payments of $1,750,000, $1,798,000 and $832,000, respectively, to Aesses Equipment Corporation ("Aesses"), which is 42.5% owned by Mr. Sudikoff and 42.5% owned by Mr. Cheramy. These progress payments were made under an agreement to purchase from Aesses $4,380,000 of satellite transmission equipment for use on airplanes. Aesses paid $2,000,000 to a supplier to develop such equipment and has agreed to purchase minimum quantities of the equipment from such supplier. A disinterested majority of the Board of Directors of IDB and IDB Mobile elected not to incur such development costs and enter Aesses' business. The prices paid by IDB Mobile for such equipment were no less favorable to IDB Mobile than the prices payable for such equipment by unrelated parties. See Note 8 of Notes to Consolidated Financial Statements of the Company. In November 1993, Aesses agreed to pay IDB Mobile $3,441,000 in cash consideration to repurchase all of the equipment, except one unit, previously sold by Aesses to IDB Mobile. All amounts owed by Aesses to IDB Mobile pursuant to the agreement to repurchase the equipment have been paid and all remaining obligations for IDB Mobile to purchase equipment from Aesses pursuant to the agreement between Aesses and IDB Mobile have terminated. In February 1993, Aesses borrowed $300,000 from the Company, which amount bears interest at a rate equal to 5% per annum. In March 1994, Aesses repaid all amounts outstanding under the loan made by the Company in February 1993.

        In August 1993, the Company purchased a $1,500,000 loan evidenced by a note secured by a deed of trust with an assignment of rents (the "Loan") from William L. Snelling and Cleora A. Snelling, as trustees of the Snelling 1986 Trust (the "Trust"). In December 1992, the Trust made the Loan to the Olympic-Centinela Partnership, a California limited partnership (the "Partnership"), in connection with the
   Partnership's acquisition of certain facilities which the Company now leases as part of its Los Angeles international teleport. See "Properties." The loan made by the Trust to the Partnership bears interest at a rate equal to the prime rate plus 3% and is due in December 1995. The Company paid $1,500,000 for the Loan, $500,000 of which was paid at the time the Company acquired the Loan and the remainder of which will be paid in equal annual installments of $100,000 or upon the demand of the Trust. The unpaid balance of the purchase price bears interest at a rate equal to the prime rate plus 2%.

        In connection with three public offerings of securities of the Company, the acquisition of TRT and certain other Company business, the Company paid approximately $3,600,000 related to the use during 1993 of aircraft owned by Messrs. Sudikoff and Cheramy. See Note 8 of Notes to Consolidated Financial Statements of the Company. The amounts paid by the Company in connection with the use during 1993 of such aircraft were commercially competitive and such payments were approved by the Board of Directors of the Company.



                              PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.

        (a)  List  of  documents  filed as  part  of  this Annual
   Report on Form 10-K:

        1.   Financial Statements:

        Independent Auditors' Report.
        Consolidated Balance Sheets  as of December 31,  1992 and
   1993.
        Consolidated Income Statements for the years ended December 31, 1991, 1992 and 1993.
        Consolidated Statement of Shareholders' Equity for the years ended December 31, 1991, 1992 and 1993.
        Consolidated Statements of Cash Flows for the years ended December 31, 1991, 1992 and 1993.
        Notes to the Consolidated Financial Statements.

        2.   Financial   Statement   Schedules    and   Unaudited
   Quarterly Financial Data:

        Schedules supporting the audited financial statements for each of the three years in the period ended December 31, 1993.

        Schedule II - Related Party Receivables.
        Schedule V - Property, Plant and Equipment.
        Schedule VI - Schedule of Accumulated Depreciation.
        Schedule VIII - Valuation and Qualifying Accounts.


        Schedules other than those referred to above have been omitted because they are not required under the instructions contained in Regulation S-X or because the information is included elsewhere in the financial statements or the Notes thereto.

        3.   Exhibits:

        The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report. The management contracts and compensatory plans or arrangements required to be filed pursuant to Item 14(c) are included as Exhibits 10.1(a) through 10.1(e) and Exhibits 10.2(a) through 10.2(f).

        (b) The Registrant filed the following Current Reports on Form 8-K in the fourth quarter of 1993:

                         File Date      Event Date     Reporting
                                                       on:
                         November 22,   November 12,   Item 5 event
                         1993           1993
                         November 12,   October 21,    Item 5 event
                         1993           1993
                         November 10,   November 2,    Item 5 event
                         1993           1993





                             SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IDB COMMUNICATIONS GROUP, INC.




   Dated:  March 28, 1994             By:  /s/ EDWARD R. CHERAMY

                                            Edward R. Cheramy
                                            President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1994.


   /s/ JEFFREY  P. SUDIKOFF                       Chairman of the
   Board, Jeffrey P. Sudikoff    Chief   Executive  Officer   and
                            Director     (Principal     Executive
   Officer)



   /s/  EDWARD R. CHERAMY                           President and
   Director
   Edward R. Cheramy


   /s/ RUDY  WANN                                 Vice President,
   Finance Rudy Wann             and Chief Financial Officer
                            (Principal  Financial  and Accounting
                            Officer)



   /s/  PETER F. HARTZ                                Senior Vice
   President, Peter F. Hartz          Sales  and  Marketing   and
   Director

   /s/ WILLIAM L. SNELLING                   Director
   William L. Snelling


   /s/ FRANKLIN E. FRIED                     Director
   Franklin E. Fried

   /s/ JOSEPH M. COHEN                       Director

   Joseph M. Cohen








   INDEPENDENT AUDITORS' REPORT

   IDB COMMUNICATIONS GROUP, INC:


   We have audited the accompanying consolidated balance sheets of IDB Communications Group, Inc. and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the balance sheet of World Communications, Inc. (a consolidated subsidiary) as of December 31, 1992, which statement reflects total assets constituting 24% of consolidated total assets as of December 31, 1992. This statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for World Communications, Inc. as of December 31, 1992, is based solely on the report of such other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of IDB Communications Group, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, based on our audits and the report of the other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   DELOITTE & TOUCHE
   Los Angeles, California
   March 7, 1994














   Report of Independent Certified Public Accountants


   World Communications, Inc.
   New York, New York

   We have audited the consolidated balance sheet of World Communications, Inc. (a wholly-owned subsidiary of IDB Communications Group, Inc.) as of December 31, 1992. This financial statement, not separately presented herein, is the
   responsibility   of   the    Company's   management.       Our
   responsibility is to express an opinion on this financial statement based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated balance sheet referred to above present fairly, in all material respects, the consolidated financial position of World Communications, Inc. at December 31, 1992 in conformity with generally accepted accounting principles.



   BDO SEIDMAN


   New York, New York
   March 17, 1993












                   IDB COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED BALANCE SHEET

                               ASSETS

                                                      December 31, December 31,
                                                      1992         1993
              Current assets:
              Cash and cash equivalents               $  1,319,000 $ 54,612,000
              Short-term investments                         -       12,672,000
              Accounts receivable, less allowance for   43,625,000  108,445,000
              doubtful accounts of $2,449,000 in 1992
              and $5,751,000 in 1993

              Unbilled revenues                         10,033,000   13,900,000
              Inventory                                  5,132,000    1,992,000
              Prepaid expenses and other current         8,332,000   21,147,000
              assets (Note 8)
                  Total current assets                  68,441,000  212,768,000
              Property and equipment:
              Land                                       2,489,000    2,489,000
              Buildings and improvements                 6,757,000    6,567,000
              Equipment                                212,032,000  270,410,000
              Construction in progress                  24,890,000   39,850,000
                  Total property and equipment         246,168,000  319,316,000
                  Less accumulated depreciation and     32,273,000   49,251,000
              amortization
                  Net property and equipment           213,895,000  270,065,000
              Intangible assets-net (Note 2)            68,576,000  152,786,000
              Other assets                              20,744,000   23,773,000
              Deferred income taxes (Note 6)                 -       62,797,000
                  Total assets                        $371,656,000 $722,189,000







                            LIABILITIES AND SHAREHOLDERS' EQUITY
                 Current liabilities:
                 Accounts payable and  $38,752,000  $ 55,095,000
                 accrued expenses
                 Other accrued          42,198,000   119,805,000
                 liabilities (Note 3)
                 Current portion of      2,467,000          -
                 senior debt (Note 4)
                 Total current          83,417,000   174,900,000
                 liabilities
                 Long-term              16,800,000    38,369,000
                 liabilities (Note 9)
                 Deferred income         9,309,000         -
                 taxes (Note 6)
                 Senior and            106,334,000         -
                 subordinated debt
                 (Note 4)
                 Convertible                    -    195,500,000
                 subordinated debt
                 (Note 4)
                 Total liabilities     215,860,000   408,769,000

                 Commitments and
                 contingencies (Note
                 7)
                 Minority interest      19,941,000    23,285,000
                 Shareholders' equity
                 (Notes 5 and 9):
                 Preferred stock,       17,444,000         -
                 5,000,000 shares
                 authorized; 34,000
                 shares issued and
                 outstanding in 1992
                 and none outstanding
                 in 1993
                 Common stock, $.01        142,000       717,000
                 par value,
                 200,000,000 shares
                 authorized; shares
                 issued and
                 outstanding,
                 14,227,733 in 1992
                 and 71,713,076 in
                 1993
                 Additional paid-in    112,553,000   272,744,000
                 capital
                 Retained earnings       5,716,000    16,674,000

                 Total shareholders'   135,855,000   290,135,000
                 equity

                  Total liabilities     $371,656,000 $722,189,000
                  and shareholders'
                  equity

    See accompanying notes to consolidated financial statements.



                   IDB COMMUNICATIONS GROUP, INC.
                   CONSOLIDATED INCOME STATEMENT


                                             Years Ended December 31,


                                       1991         1992          1993
        Revenues:
        Transmission services          $ 94,533,000 $127,399,000 276,123,000
        Systems integration and other    9,904,000    20,245,000  26,585,000
        income
        Fees earned from WorldCom and TRT     -        7,700,000   8,000,000
        (Note 9)

        Total revenues                  104,437,000  155,344,000 310,708,000

        Costs and expenses:
        Cost of sales                    66,514,000  102,485,000  204,868,000
        Selling, general and
									administrative                  14,688,000   18,889,000   37,381,000

        Depreciation                      7,305,000    9,587,000   17,269,000
        Amortization                      2,845,000    3,507,000    4,669,000
        Streamlining charge (Note 11)     -             -           5,920,000
			        Total costs and expenses       91,352,000 134,468,000  270,107,000

        Operating income                  13,085,000   20,876,000   40,601,000
        Interest expense                  (8,618,000) (6,533,000)   (8,525,000)
        Interest income                      179,000      120,000    2,175,000
        Income before minority interest,   4,646,000   14,463,000   34,251,000
        income taxes and extraordinary item
        Minority interest                       -        (135,000)     174,000

        Income before income taxes and     4,646,000   14,328,000   34,425,000
        extraordinary item
        Provision for income              1,811,000    5,800,000    14,286,000
									taxes (Note 6)

        Income before extraordinary item  2,835,000    8,528,000    20,139,000
        Extraordinary item (net of income (1,283,000)     -         (7,949,000)
        tax benefit of $820,000 in 1991
							 and $5,639,000 in 1993) (Note 4)
        Net income before preferred stock 1,552,000    8,528,000    12,190,000
        dividend
        Preferred stock dividend          -             -            1,232,000
        Net income available to common    $1,552,000  $8,528,000   $10,958,000
        shareholders

        Primary earnings per share:

         Income available to common            $0.11      $0.24          $0.33
        shareholders before extraordinary
        item
        Extraordinary item (Note 4)            (0.05)          -         (0.14)
        Net income available to common         $0.06        $0.24         $0.19
        shareholders

        Fully diluted earnings per share:
        Income before extraordinary item       $0.11        $0.24        $0.32
        Extraordinary item (Note 4)            (0.05)          -         (0.13)
        Net income before preferred stock      $0.06        $0.24        $0.19
        dividend

        Weighted average common shares
        outstanding:
        Primary                            24,976,000   35,548,000  57,881,000
        Fully diluted                      25,540,000   36,162,000  63,652,000


    See accompanying notes to consolidated financial statements.

                   IDB COMMUNICATIONS GROUP, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                  Common Stock

                                             Number of Shares   Amount

                     Balance--December 31,    6,345,579         $63,000
                     1990

                     Issuance of common stock 2,407,698          25,000
                     5% stock dividend          320,990           3,000
                     Net income                     -               -


                     Balance--December 31,    9,074,267          91,000
                     1991

                     Issuance of common stock 4,634,201          46,000
                     (Note 9)
                     Issuance of preferred         -                -
                     stock
                     5% stock dividend          519,265           5,000
                     Net income                    -                 -


                     Balance--December 31,   14,227,733          142,000
                     1992

                     Issuance of common stock 6,583,177           66,000
                     (Note 9)
                     Conversion of preferred  1,955,146           20,000
                     stock
                     3.15-to-one stock split 48,947,020          489,000
                     (Note 5)
                     Net income before              -                -
                     preferred stock dividend
                     Preferred stock dividend       -                -


                     Balance--December 31,   71,713,076         $717,000
                     1993

                                             Preferred Stock
                                          Number
                                          of Shares       Amount

                Balance--December 31, 1990 -                   -

                Issuance of common stock   -                   -
                5% stock dividend          -                   -
                Net income                 -                   -

                Balance--December 31, 1991 -                   -

                Issuance of common stock   -                   -
                (Note 9)
                Issuance of preferred      34,000          17,444,000
                stock
                5% stock dividend          -                   -
                Net income                 -                   -

                Balance--December 31, 1992 34,000          17,444,000

                Issuance of common stock   -                   -
                (Note 9)
                Conversion of preferred   (34,000)         (17,444,000)
                stock
                3.15-to-one stock split    -                   -
                (Note 5)
                Net income before          -                   -
                preferred stock dividend
                Preferred stock dividend   -                   -

                Balance--December 31, 1993  -0-           $    -0-

                                         Additional
																																									Paid-In           Retained
                                        Capital            Earnings

               Balance--December 31,    $ 29,061,000       $ 5,703,000
               1990

               Issuance of common stock   31,075,000          -
               5% stock dividend           2,886,000        (2,894,000)
               Net income                        -           1,552,000

               Balance--December 31,      63,022,000         4,361,000
               1991

               Issuance of common stock   42,363,000          -
               (Note 9)
               Issuance of preferred            -             -
               stock
               5% stock dividend           7,168,000        (7,173,000)
               Net income                       -            8,528,000

               Balance--December 31,     112,553,000         5,716,000
               1992

               Issuance of common stock  143,256,000          -
               (Note 9)
               Conversion of preferred    17,424,000          -
               stock
               3.15-to-one stock split      (489,000)         -
               (Note 5)
               Net income before               -            12,190,000
               preferred stock dividend
               Preferred stock dividend        -            (1,232,000)

               Balance--December 31,    $272,744,000       $16,674,000
               1993




    See accompanying notes to consolidated financial statements.





                   IDB COMMUNICATIONS GROUP, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Years Ended December 31,
                                               1991           1992
                Cash and cash equivalents at   $ 1,219,000    $ 2,762,000
                beginning of year
                Cash flows from operating
                activities:
                Net income before preferred      1,552,000       8,528,000
                stock dividend
                Adjustments to reconcile net
                income to net cash provided by
                operating activities:
                Extraordinary item, net of       1,283,000       -
                income tax benefit of $820,000
                in 1991 and $5,639,000 in 1993
                Depreciation expense             7,305,000     9,587,000
                Amortization expense             2,417,000     3,005,000
                Amortization of loan fees and      428,000       502,000
                discounts
                Provision for doubtful             502,000       364,000
                accounts receivable
                Deferred income taxes            1,356,000     6,672,000
                Gain on sale of assets             (21,000)     (477,000)
                Minority interest                   -            135,000
                Changes in operating assets
                and liabilities, net of
                acquisitions:
                Accounts receivable              1,599,000    (14,624,000)
                Unbilled revenues               (2,505,000)    (1,921,000)
                Inventory                         (373,000)    (2,463,000)
                Prepaid expenses and other      (4,313,000)       425,000
                assets
                Accounts payable and accrued     6,490,000      8,834,000
                expenses
                Other liabilities                 (446,000)     9,196,000
                Total adjustments               13,722,000     19,235,000
                Net cash provided by operating  15,274,000     27,763,000
                activities
                Cash flows provided by
                financing activities:
                Proceeds from issuance of       31,095,000      2,281,000
                common stock
                Borrowings of senior debt        5,175,000     62,040,000
                Repayments of senior debt      (21,589,000)   (58,754,000)
                Borrowings of convertible         -              -
                subordinated debt
                Repayments and defeasance of      -              -
                senior subordinated and
                subordinated debt
                Payment of debt redemption        -              -
                premiums
                Preferred stock dividend          -              -
                payment
                Increase in advance from          -            11,127,000
                minority shareholder of
                subsidiary

                Net cash provided by financing  14,681,000     16,694,000
                activities

                Cash flows used in investing
                activities:
                Additions to property and       20,085,000     26,912,000
                equipment
                Purchases of short-term           -             -
                investments, net
                Investment in and advances to    6,216,000       -
                joint venture
                Proceeds from disposition of      (255,000)      -
                property
                Increase in other assets         2,298,000     10,831,000
                Payment for acquisitions, net     -             2,669,000
                of cash acquired
                Purchase of other intangible        68,000      5,488,000
                assets
                Net cash used in investing      28,412,000     45,900,000
                activities

                Increase (decrease) in cash      1,543,000     (1,443,000)
                and cash equivalents
                Cash and cash equivalents at   $ 2,762,000    $ 1,319,000
                end of year

                                                      Years Ended
                                                      December 31,
                                                        1993
               Cash and cash equivalents at beginning   $ 1,319,000
               of year
               Cash flows from operating activities:
               Net income before preferred stock         12,190,000
               dividend
               Adjustments to reconcile net income to
               net cash provided by operating
               activities:
               Extraordinary item, net of income tax      7,949,000
               benefit of $820,000 in 1991 and
               $5,639,000 in 1993
               Depreciation expense                      17,269,000
               Amortization expense                       4,158,000
               Amortization of loan fees and discounts      512,000
               Provision for doubtful accounts            1,725,000
               receivable
               Deferred income taxes                      6,869,000
               Gain on sale of assets                       (12,000)
                Minority interest                           (174,000)
               Changes in operating assets and
               liabilities, net of acquisitions:
               Accounts receivable                      (34,366,000)
               Unbilled revenues                         (1,163,000)
               Inventory                                  3,237,000
               Prepaid expenses and other assets         (8,969,000)
               Accounts payable and accrued expenses     (1,487,000)
               Other liabilities                         (5,698,000)
               Total adjustments                        (10,150,000)
               Net cash provided by operating             2,040,000
               activities

               Cash flows provided by financing
               activities:
               Proceeds from issuance of common stock    53,994,000
               Borrowings of senior debt                 10,500,000
               Repayments of senior debt                (83,066,000)
               Borrowings of convertible subordinated   189,550,000
               debt
               Repayments and defeasance of senior      (34,580,000)
               subordinated and subordinated debt
               Payment of debt redemption premiums       (9,257,000)
               Preferred stock dividend payment          (1,083,000)
               Increase in advance from minority          3,518,000
               shareholder of subsidiary

               Net cash provided by financing           129,576,000
               activities

               Cash flows used in investing activities:
               Additions to property and equipment       48,328,000
               Purchases of short-term investments, net  12,672,000
               Investment in and advances to joint          -
               venture
               Proceeds from disposition of property       (584,000)
               Increase in other assets                   7,979,000
               Payment for acquisitions, net of cash      9,908,000
               acquired
               Purchase of other intangible assets           20,000
               Net cash used in investing activities     78,323,000

               Increase (decrease) in cash and cash      53,293,000
               equivalents
               Cash and cash equivalents at end of year $54,612,000

    See accompanying notes to consolidated financial statements.




                   IDB COMMUNICATIONS GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.   THE  COMPANY  AND   SUMMARY  OF  SIGNIFICANT   ACCOUNTING
   POLICIES

        IDB Communications Group, Inc., a Delaware corporation, and its subsidiaries (together referred to herein as the "Company"), operate a domestic and international communications network which provides their customers with international private-line and switched long distance telephone services, radio and television transmission services, facsimile and data connections and mobile satellite communications capabilities.

        Consolidation - The consolidated financial statements include the accounts of IDB Communications Group, Inc. and its subsidiaries. Effective December 31, 1992, the Company acquired WorldCom (see Note 9). As a result, the balance sheet of WorldCom has been consolidated as of December 31, 1992 and the operations of WorldCom were consolidated beginning January 1, 1993. Effective September 30, 1993, the Company acquired TRT (see Note 9). The operations of TRT were consolidated beginning October 1, 1993. All significant intercompany balances and transactions have been eliminated in consolidation.

        Revenue Recognition - The Company generally recognizes revenues when transmission and distribution services are provided. For switched long distance telephone services, revenues are recorded on the basis of minutes of traffic processed and contracted fees. The Company also performs systems integration services consisting of design and installation of transmission equipment and systems for its customers. Revenues and the related costs for these services are recorded under the percentage of completion method. Unbilled revenues under customer contracts represent revenues earned under the percentage of completion method but not yet billable under the terms of the contract.

        Cash Equivalents and Short-Term Investments - The Company considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents. Similar investments with original maturities beyond ninety days are considered short-term investments and carried at cost, which approximates market value. Short-term investments principally consist of tax exempt municipal bonds and corporate bonds. The Company believes that the carrying amount of this category is a reasonable estimate of its fair value.
        Inventory - Consists principally of equipment used in the Company's systems integration services group in the assembly of earth station equipment for customers. Inventories are stated at the lower of cost or market; cost is determined using the specific identification method.

        Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are 5 to 25 years for equipment and cable and 10 to 25 years for buildings and improvements. In 1991, the Company revised its estimates of the depreciable lives of certain assets resulting in additional income before income taxes of approximately $359,000 and net income before extraordinary items of approximately $213,000 ($.01 earnings per share for the year ended December 31, 1991).

        Construction in Progress - The Company constructs certain of its own transmission systems and related facilities. All internal costs directly related to the construction of such facilities, including interest and salaries of certain employees, are capitalized. Such costs were $5,320,000 ($2,347,000 in interest), $7,656,000 ($3,490,000 in interest)
   and  $8,271,000 ($3,126,000  in interest)  in  1991, 1992  and
   1993, respectively.

        Deferred Financing Costs - The Company defers all direct costs incurred in obtaining long term financing and amortizes these costs over the term of the related debt.

        Intangible Assets - These assets consist principally of intangible assets acquired in acquisitions accounted for by the purchase method and are being amortized using the straight-line method over the lives of the related assets, which vary from 6 to 40 years.

        Minority Interest - In 1990, the Company and Teleglobe International (U.S.), Inc. ("Teleglobe"), a wholly-owned subsidiary of Teleglobe, Inc., a Canadian data communications products, systems integration and telecommunications company, formed IDB Mobile Communications, Inc. ("IDB Mobile"), a provider of mobile satellite voice and data communication services to the maritime and aeronautical markets. The Company and Teleglobe each have a 50% equity interest in IDB Mobile. Effective January 1, 1992, the assets and liabilities of IDB Mobile were consolidated with those of the Company and Teleglobe's interest is included in the Company's consolidated financial statements as minority interest.

        Income Taxes - Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change was insignificant. Deferred income taxes represent the amounts which will be paid or received in future periods based on the income tax rates that are expected to be in effect when the temporary differences are scheduled to reverse.

        Earnings Per Share - Earnings per share is based upon the weighted average number of common shares and common stock equivalents (common stock options, when dilutive) outstanding during each year. Fully diluted earnings per share assumes the conversion of the preferred stock into common stock and also reflects additional dilution related to common stock options when the use of the market price at the end of the period is higher than the average price for the period. The effect on earnings per share of the conversion of the convertible subordinated debt is antidilutive. Earnings per share for the years ended December 31, 1991, 1992 and 1993 have been adjusted to reflect 5% stock dividends declared and paid in each of 1991 and 1992 and the 3.15-to-one common stock split of February 4, 1994 (Note 5).

        Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year's classifications.


   2.      INTANGIBLE ASSETS

   Intangible assets at December 31, 1992 and 1993 consist of the following:

                                              1992          1993

                    Satellite transmission    $16,060,000   $ 16,060,000
                    and customer contracts
                    Goodwill and other         61,907,000    146,015,000
                    intangible assets

                    Total intangible assets    77,967,000    162,075,000
                    Less accumulated            9,391,000      9,289,000
                    amortization
                      Total                   $68,576,000   $152,786,000


   Fully   amortized  intangible   assets   of  $3,582,000   were
   eliminated from the above balances in 1993.

   3.   OTHER ACCRUED LIABILITIES


   Other  accrued liabilities  at  December  31,  1992  and  1993 consist of the following:

                                             1992        1993

                       Settlements with      $14,642,000 $ 62,140,000
                       domestic and foreign
                       carriers
                       Acquisition            10,696,000   23,494,000
                       allowances, current
                       Other                  16,860,000   34,171,000
                       Total                 $42,198,000 $119,805,000


   Acquisition   allowances  relate   principally  to   duplicate
   facility and  severance costs  related to  acquired operations
   (See Note 9).

   4.       LONG TERM DEBT

   On August 20, 1993, the Company issued $195,500,000 of convertible subordinated notes (the "Notes"), proceeds of which were approximately $189,550,000 net of direct fees and expenses. Interest on the Notes is payable semiannually on February 15 and August 15 of each year at an interest rate of 5% per annum. The Notes are convertible at the option of the holder at anytime prior to maturity into Common Stock of the Company at $18.15 per share. The Notes include certain antidilution rights and rights with regard to changes in control. At its option, the Company may redeem the Notes at any time after August 1996, but will incur a redemption premium. The Notes mature and are due in full on August 15, 2003.

   The Company used the proceeds of this issue, together with the proceeds of a May 1993 common stock issuance (see Note 5) to repay and defease substantially all of its then existing debt. Total debt repayments in 1993 were approximately $89,000,000 while $18,000,000 of debt was defeased. The repayment and defeasance of this debt resulted in an extraordinary charge of $7,949,000, net of income tax benefit of $5,639,000, which represents payment of debt redemption premiums and the write-off of unamortized debt issuance costs.

   In connection with the debt repayment, the Company canceled its revolving line of credit. In November, 1993, the Company established a new $15,000,000 line of credit ("Line of Credit"). The Line of Credit bears interest at a floating rate based, at the option of the Company, on a domestic index or offshore index. The Line of Credit expires October 31,
   1995. As of December 31, 1993, there were no amounts outstanding under the Line of Credit.

   The fair values of financial instruments, other than the Notes, closely approximate their carrying value. At December 31, 1993, the estimated fair value of the Notes, based on reference to quoted market prices, exceeded the carrying value by $31,000,000.

   In connection with the acquisition of WorldCom (see Note 9), the Company assumed a $15 million loan payable by WorldCom to TeleColumbus USA, Inc. This debt was unsecured and subordinated to all of the Company's senior debt. No interest accrued for two years from the date of each advance and any interest accruing was payable quarterly in arrears, at LIBOR plus 2% per annum, beginning June 30, 1994. The principal was repayable in five equal annual installments beginning June 30, 1995. In order to reflect the effect of the non-interest bearing period, the Company discounted the note to $13,400,000 at December 31, 1992. In December 1993, the Company repaid the $15 million subordinated debt owed to TeleColumbus at its carrying value of $14,030,000.

   Senior and subordinated debt at December 31, 1992 consisted of the following:

                       Notes payable to banks            $ 14,500,000
                       Senior notes, net of unamortized    47,804,000
                       issuance costs of $2,196,000
                       Subordinated debt                   38,090,000
                       Other                                8,407,000

                       Total senior and subordinated debt 108,801,000

                       Less current portion of senior
                       debt                              (2,467,000)

                       Long-term portion of senior and   $106,334,000
                       subordinated debt


   5.   SHAREHOLDERS' EQUITY

   The Company has established three stock option plans, the 1986 Incentive Stock Plan, the 1992 Incentive Stock Plan and the 1992 Nonemployee Director Plan (the "Plans"). The exercise price of all options and purchase price for restricted stock under the Plans is equal to or greater than 100% of the fair market of the Company's common stock on the date of the grant. The Company also may grant stock options outside of the Plans.

   The following summarizes all stock option activity for the three years ended December 31, 1993:

                                          Number of  Option Price
                                          Options    Per Share

                         Outstanding at   3,190,248  $  .14 - 2.52
                         December 31,
                         1990

                         Granted          1,041,377    1.51 - 4.69
                         Exercised         (354,009)    .14 - 2.02
                         Canceled           (16,503)   1.51


                         Outstanding,      3,861,113   1.51 - 4.69
                         December 31,
                         1991

                         Granted           1,144,379   1.51 - 4.38
                         Exercised        (1,318,420)  1.51 - 3.59
                         Canceled            (59,598)  1.51

                         Outstanding,      3,627,474   1.51 - 4.69
                         December 31,
                         1992

                         Granted           2,442,825  11.98 - 14.37
                         Exercised        (1,502,301)  1.51 - 4.69
                         Canceled            (25,011)   .14 - 12.62

                         Outstanding,      4,542,987 $ 1.51 - 14.37
                         December 31,
                         1993


   Options to purchase 3,806,725 shares under the Plans were outstanding at December 31, 1993, of which options to purchase 116,642 were fully exercisable. At December 31, 1993, 307,651 options were available to be issued under the Plans. The total number of options outstanding outside the Plans as of December 31, 1993 were 736,262, of which options to purchase 383,424 shares were fully exercisable.

   In November, 1993, certain officers of the Company were granted options to purchase 5,906,250 shares of the Company's common stock at an exercise price of $14.37 per share, subject to shareholder approval which has not yet been received. The exercise price of the options is at the fair market value of the common stock on the date of grant.

   In connection with a secondary offering of stock, TeleColumbus U.S.A., Inc. ("TC USA") converted 31,458 shares of its preferred stock into 5,698,256 shares of common stock. In December 1993, TC USA converted the remaining 2,542 shares of preferred stock into 460,454 shares of common stock.

   In  May 1993,  the  Company sold  4,724,997  shares of  Common
   Stock, of which  proceeds were approximately $51,000,000.   In
   November 1991,  the Company  sold 7,607,250  shares of  Common
   Stock, the net proceeds of which were $30,598,000.

   All share amounts and per share prices have been adjusted to reflect the 5% stock dividends paid in each of 1991 and 1992 and the 3.15-to-one common stock split effective on February
   4, 1994.


   6.INCOME TAXES

   As described in Note 1, the Company changed its method of accounting for income taxes in 1992 from the deferred method to the asset and liability method.

   The provision for income taxes is comprised of the following:

                                         Years Ended December 31,
                                1991             1992              1993
               Current:
               Federal          $  325,000       $1,097,000       $ 5,304,000
               State               130,000           49,000         2,113,000

                                   455,000        1,146,000         7,417,000
               Deferred:
               Federal           1,130,000        3,599,000         6,150,000
               State               226,000        1,055,000           719,000

                                 1,356,000        4,654,000         6,869,000

               Total            $1,811,000       $5,800,000       $14,286,000



   Deferred income tax assets and (liabilities) resulting from temporary differences between accounting for financial reporting and tax purposes and the benefit of net operating loss carryforwards included in the Company's balance sheet are as follows:

                                       Years Ended December 31,
                                          1992                1993

               Deferred tax liabilities:
               Depreciation and           ($18,186,000)       ($20,900,000)
               amortization
               Other liabilities              (543,000)           (634,000)

                                           (18,729,000)        (21,534,000)

               Deferred tax assets:
               Acquisition basis               -                64,570,000
               differences
               State income taxes              553,000             307,000
               Federal and state net         6,453,000          18,323,000
               operating loss carryforward
               Alternative minimum tax       1,639,000               -
               credit carryforward
               Other assets                    775,000           1,131,000

                                             9,420,000          84,331,000

                    Total                  ($9,309,000)       $ 62,797,000



   The acquisition adjustment relates principally to the difference between the financial statement and income tax basis of the assets and liabilities acquired in connection with the WorldCom, HIT and TRT acquisitions (see Note 9). The deferred tax asset has been recorded upon the Company's belief, based upon available evidence, that the income tax benefit will be realized.


   The Company's effective income tax rate differs from the Federal statutory income tax rate due to the following:

                                                    Years Ended December 31,

                                                1991        1992       1993

               Federal statutory income tax     34.0%       34.0%      35.0%
               rate
               State taxes, net of federal       5.0         5.0        5.3
               benefit
               Amortization of goodwill          1.6          .5        1.5
               Other, net                       (1.6)        1.0       (0.3)

               Effective tax rate               39.0%       40.5%      41.5%


   The    Company    has    a    net    operating
loss    carryforward   for    Federal
   income    tax    purposes    of    $47,366,000
   which    begin    to    expire     in
   varying amounts between 2002 and 2008.


   7.COMMITMENTS AND CONTINGENCIES AND OTHER
   The    Company   has    entered    into
leases    for    office    space,    certain
   of    its    ground    facilities,
 fiber    lines    and    equipment.        Rental
   expense     under    operating     leases
 was     $3,309,000,    $4,227,000,     and
   $15,048,000     for    1991,     1992    and
 1993,     respectively.         Future
   minimum     lease     payments     under
 long-term     operating     leases     and
   commitments    as    of    December    31,
 1993   are    as    follows:        1994,
   $17,369,000;  1995,  $15,968,000;   1996,  $15,697,000;  1997,
   $14,869,000; 1998, $8,913,000; thereafter, $54,127,000.

   Certain of the Company's facility leases include renewal options, and all leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

   Under certain transponder agreements, the Company receives favorable rates if its purchases of transponder space exceed certain minimum requirements. The Company is charged, and accrues expenses, for transponder space at a price computed based upon the assumption that its purchases will exceed the minimum levels. If the Company's subsequent use of transponder space falls below the minimum levels, the Company will be subject to retroactive charges for the transponder space. To date, the Company has met all minimum usage requirements.

   In May 1990, the Company entered into an agreement under which it may obtain satellite transponder capacity for maritime and aeronautical services offered by IDB Mobile at long-term fixed rates over a five-year period which commenced on September 9, 1991. The minimum remaining total commitment, at December 31, 1993, of approximately $20,400,000 is subject to increase if the Company does not perform certain obligations under the agreement.

   At December 31, 1993, the Company had outstanding purchase orders and agreements (some of which are cancelable) to acquire approximately $30,900,000 of equipment, including $20,500,000 in long term commitments for undersea fiber optic cable.


   8.RELATED PARTY TRANSACTIONS
   The Company paid approximately $1,000,000 and $3,600,000 related to the use of aircraft owned by two officers in 1992 and 1993, respectively. The use of the aircraft was approved by the Board of Directors in both years. During 1991, 1992 and 1993, IDB Mobile made progress payments of $1,750,000, $1,798,000 and $832,000, respectively, to an entity controlled by two officers of the Company. The progress payments were made under an agreement, which ended December 31, 1993, to purchase $4,380,000 of satellite transmission equipment for use on airplanes. In November 1993, the entity paid IDB Mobile $3,441,000 to repurchase the remaining equipment inventory. Included in prepaid expenses and other current assets at December 31, 1993, is a $1,400,000 receivable from an officer of the Company. The receivable bears interest at 5% per annum and was repaid in March, 1994. Also included in prepaid expenses and other current assets is a $300,000 receivable from an entity controlled by two officers of the Company. The amount is due within one year and bears interest at 5% per annum. In 1992, two officers of the Company borrowed $250,000 each. The loans are due in equal annual installments of $50,000 each, beginning in December 1993, and bear interest at 5% per annum.

   In August 1993, the Company purchased a $1,500,000 note receivable from a director of the Company. The note is secured by a deed of trust related to a facility the Company currently leases. The note receivable bears interest at a rate of prime plus 3% and is due in December 1995. The Company purchased the loan for $500,000 in cash and issued a note payable to the director for $1,000,000. The note payable is due in equal annual installments of $100,000 or upon demand, and bears interest at a rate of prime plus 2%.


   9.ACQUISITIONS


   TRT Communications Inc.

   In 1993, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Pacific Telecom, Inc. ("PTI"), and two of its subsidiaries, International Communications Holdings, Inc. ("ICHI") and PTI Harbor Bay, Inc. ("Harbor Bay"), to acquire all of the outstanding capital stock of TRT Communications, Inc., a subsidiary of ICHI ("TRT"), and Niles Canyon Earth Station, Inc. ("Niles Canyon"), a subsidiary of Harbor Bay. Pursuant to the first phase of the Exchange Agreement, effective January 22, 1993, the Company issued to ICHI and Harbor Bay a total of 4,095,000 shares of Common Stock (adjusted for the Stock Split, see Note 5) and acquired all of the outstanding common stock of Niles Canyon. On September 23, 1993, the Company completed the second phase of the Exchange Agreement, and issued and paid to ICHI and Harbor Bay a total of 10,080,000 shares of Common Stock and $1,000,000 in cash in exchange for all of the outstanding stock of TRT.

   During the first phase of the Exchange Agreement, ICHI made loans totalling $4.4 million to TRT which were repaid by the Company at the closing of the second phase. Also as part of the Exchange Agreement, the Company agreed to assist in operations of, and provide certain support services to, TRT and ICHI for aggregate monthly fees of approximately $1,000,000 per month through the completion of the second phase of the acquisition. The Company earned approximately $8,000,000 in such fees in 1993 and in addition charged TRT $1,088,000 in costs incurred on their behalf.

   The purchase price of $80,000,000 represents the $1,000,000 cash plus the estimated fair market value of the Common Stock of the Company. Additionally, $27,500,000 in other accrued liabilities and long-term liabilities have been recorded to reflect direct acquisition costs, estimated costs related to closing duplicate facilities, employee severance costs and other nonrecurring duplicative costs expected to be incurred in the integration of TRT into the operations of the Company. In addition, TRT had a retirement plan and provided health care and life insurance benefits to eligible retired employees under a defined post retirement benefit plan. Included in long term liabilities is $19 million which is an estimate of the excess of the accumulated post retirement benefit obligation over the fair value of the plan assets and other pension obligations. The Company is in the process of resolving the final status of the plan and of obtaining an actuarial determination of the ultimate liability. The acquisition, which was accounted for under the purchase method of accounting, resulted in a preliminary allocation of approximately $39,000,000 (net of tax benefits of $41,047,000) to intangible assets, which will be amortized over periods up to 40 years.

   WorldCom Communications, Inc.

   In 1992, the Company acquired all of the outstanding stock of World Communications, Inc. ("WorldCom") and Houston International Teleport ("HIT") from TeleColumbus USA, Inc. ("TC USA"), a subsidiary of TeleColumbus AG, a Swiss based telecommunications company, in a two-tiered, stock-for-stock transaction. Pursuant to the first phase of the acquisition, the Company issued to TC USA 3,181,500 shares of Common Stock (adjusted for the Stock Split, see Note 5) in exchange for 52.02% of the issued and outstanding shares of HIT common stock. In December 1992, the Company completed the second phase of the acquisition and acquired the remaining 47.98% of HIT common stock and all of the issued and outstanding common stock of WorldCom from TC USA in exchange for 9,889,425 shares of Common Stock (adjusted for the Stock Split, see Note 5) and 34,000 shares of the Company's convertible preferred stock ("Preferred Stock"), having an aggregate liquidation preference of $34,000,000 and an annual cash dividend yield of 4%. In November 1993, the Common Stock and 31,458 shares of Preferred Stock (subsequently converted to Common Stock) issued in connection with the acquisition of WorldCom and HIT were sold by TC USA in a secondary public offering.

   Also as part of the first phase of the acquisition of WorldCom, the Company agreed to assist in operations of, and provide certain support services to, TC USA and WorldCom for aggregate monthly fees of approximately $500,000 per month through the completion of the second phase of the acquisition. The Company earned approximately $5,000,000 in such fees in 1992. The Company also earned $2,700,000 in fees for sales and engineering management and support, sold $327,000 in services to WorldCom and purchased $1,401,000 in transmission services from WorldCom in 1992.

   The purchase price of $59,300,000 represents the fair market value of the Common Stock and Preferred Stock of the Company discounted to reflect restrictions on the sale of such stock and acquisition expenses. Additionally, $26,700,000 in accrued expenses and long-term liabilities have been included to reflect direct acquisition costs and estimated costs related to closing duplicate facilities, employee severance costs and other nonrecurring duplicative costs expected to be incurred in the integration of WorldCom and HIT into the operations of the Company. The acquisition, which was accounted for under the purchase method, resulted in an allocation of $38,600,000 (net of tax benefits of $34,897,000) to intangible assets, which are being amortized over periods up to 40 years.

   The following unaudited pro forma results of continuing operations assume TRT, HIT and WorldCom were acquired as of the beginning of the respective years presented after giving effect to certain adjustments including the elimination of intercompany revenues and expenses among the Company, TRT, Worldcom and HIT, and certain historical operating and selling, general and administrative expenses representing duplicate costs to be eliminated upon the integration of TRT, WorldCom and HIT.

                                                1992             1993

               Revenue                          $301,669,000     $370,995,000
               Income (loss) available to         (8,341,000)      21,985,000
               common shareholders before
               extraordinary item
               Net income (loss) before           (8,341,000)      15,268,000
               preferred stock dividend
               Net income (loss) available to     (8,341,000)      14,036,000
               common shareholders
               Primary earnings (loss) per            ($0.13)           $0.34
               share before extraordinary item
               Fully diluted earnings (loss)          ($0.13)           $0.33
               per share before extraordinary
               item
               Primary earnings (loss) per            ($0.13)           $0.21
               share
               Fully diluted earnings (loss)          ($0.13)           $0.21
               per share

   The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.



   TC WorldCom AG

   On December 31, 1993, the Company acquired the remaining 60% interest in TC WorldCom AG ("WorldCom Europe"), a company that provides public switched and private line telephone services in Europe, for $10,517,000 in cash. The acquisition was accounted for under the purchase method. Pro forma information for this acquisition is not presented as its effect is not significant.


   10.  SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow information is as follows:

                                          Years Ended December 31,
                                 1991           1992       1993
              Cash paid for:
              Interest expense   $8,757,000    $9,114,000   $8,272,000
              Income taxes           72,000       739,000    1,326,000


   In    1993,    the    Company    issued
  14,175,000   shares    of    Common    Stock
   to    acquire   100%    of   the    issued
 and   outstanding    Common   Stock    of
   TRT.

   In    1993,    34,000    shares   of    preferred
 stock    were    converted    into
   6,158,710 shares of common stock (Note 5).

   In    1993,    the    Company    purchased
 the    remaining    60%    interest    in
   TC     WorldCom    AG     for    $10,517,000.
         In    conjunction     with    the
   acquisition, liabilities were assumed as follows:

                               Fair value of    $17,907,000
                               assets acquired
                               Cash paid        (10,517,000)
                               Liabilities      $ 7,390,000
                               assumed

   In    1992,    the    Company    issued
  13,070,925    shares    of    Common   Stock
   and    34,000    shares   of    Preferred
   Stock    to    acquire   100%    of    the
   issued     and     outstanding     common
    stock     of     World    Communications,
   Inc. and Houston International Teleport.

   In    1992,    the   Company    entered
  into    capital   leases    for    equipment
   totalling     $2,350,000.           The
    Company,     in     turn,      sold     the
   equipment     through     sales     type
    leases     recording    receivables     of
   $3,497,000,    unearned    interest    of
  $670,000    and    a    gain    on    sale
   of $477,000.


   11.STREAMLINING CHARGE

   During   1993,    plans    were    approved
  to    reduce    the    Company's    cost
   structure    and    to    improve    productivity.
       Such    plan    includes    a
   reduction    in    the    number    of
 employees    and    the    disposition    of
   certain    assets.        The   consolidated
 statement    of    income    for   1993
   includes a charge of $5,920,000 relating to this program.




                   IDB COMMUNICATIONS GROUP, INC.
              SCHEDULE II - RELATED PARTY RECEIVABLES



                                               Balance at
                                               December 31,
                   Name of Debtor              1992           Additions

                   Accounts Receivable from
                   officers (1)
                   Jeffrey P. Sudikoff            -           1,400,000
                   Edward R. Cheramy              -           1,400,000
                   Accounts Receivable from       -             300,000
                   company owned by officers
                   (2)
                   Notes Receivable from
                   officers (3)
                   Jeffrey P. Sudikoff         $250,000         -
                   Edward R. Cheramy           $250,000         -


                                   Deductions  Deductions Balance at Balance at
                                   __________  __________ December   December
                 Name of Debtor                           31,        31,
                                   Amounts     Amounts    1993       1993
                                   Collected   Written    __________ __________
                                               Off
                                                          Current    Non-
                                                                     Current

                 Accounts
                 Receivable from
                 officers (1)
                 Jeffrey P.          -           -        1,400,000    -
                 Sudikoff
                 Edward R. Cheramy (1,400,000)   -         -          -

                 Accounts              -          -         300,000    -
                 Receivable from
                 company owned by
                 officers (2)
                 Notes Receivable
                 from officers (3)
                 Jeffrey P.           -        ($50,000)   $50,000  $150,000
                 Sudikoff
                 Edward R. Cheramy    -        ($50,000)   $50,000  $150,000


   (1)  The  amounts receivable accrue  interest at 5%  per year.
        The amount due from Mr. Sudikoff was repaid in March, 1994.

   (2) The receivable accrues interest at 5% per year and is payable in full in 1994.

   (3)  The Notes accrue  interest at a rate of 5% per year.  The
        principal  balances   are  due   in  five   equal  annual
        installments of $50,000 beginning in December, 1993.



                   IDB COMMUNICATIONS GROUP, INC.
             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                Balance at                          Other           Balance at
    Classifi-   December 31, Additions              Changes         December 31,
    cation      1990         at cost    Retirements Add (Deduct)    1991

    Land        $2,430,000      -           -          -           $  2,430,000
    Building     4,521,000   385,000        -      $   457,000(1)     5,363,000
    and
    Improve-
    ments
    Equipment    83,875,000  3,554,000   $269,000    8,044,000(1)     95,204,000
    Construc-     9,811,000 16,146,000       -      (6,970,000)(1)   18,987,000
    tion in
    Progress

   Total       $100,637,000 $20,085,000  $269,000   $1,531,000(2)   $121,984,000



                Balance at                          Other           Balance at
                December 31, Additions              Changes         December 31,
     Classifi-   1991         at cost   Retirements Add (Deduct)    1992
     cation

    Land        $  2,430,000    -          -        $   59,000      $2,489,000
    Building       5,363,000 $   425,000    -          969,000(1)    6,757,000
    and
    Improve-
    ments
    Equipment     95,204,000  7,654,000  $  934,000  110,108,000(1) 212,032,000
    Construc-     18,987,000 18,833,000       -      (12,930,000)(1) 24,890,000
    tion in
    Progress

     Total      $121,984,000 $26,912,000 $  934,000 $ 98,206,000(3) $246,168,000


                Balance at                           Other          Balance at
                December 31,  Additions              Changes        December 31,
    Classifi-   1992          at cost   Retirements  Add (Deduct)   1993
    cation

    Land        $  2,489,000    -          -           -           $  2,489,000
    Building       6,757,000 $  958,000    -         ($1,148,000)     6,567,000
    and                                                   (1)
    Improve-
    ments
    Equipment    212,032,000 14,640,000 $ 1,435,000  45,173,000(1)   270,410,000
    Construc-     24,890,000 32,730,000      -        (17,770,000)   39,850,000
    tion in                                                 (1)
    Progress

    Total       $246,168,000 $48,328,000 $ 1,435,000 $26,255,000(4) $319,316,000



   (1)Includes transfer of net assets from construction in progress to equipment and buildings and improvements.

   (2)Amount represents transfers from other assets to property and equipment related to assets held for sale.

   (3)Amount represents consolidation of IDB Mobile on January 1,
   1992 and the acquisition of WorldCom and HIT.

   (4)Amount represents  the  acquisition  of  TRT  and  WorldCom
   Europe.






                   IDB COMMUNICATIONS GROUP, INC.
         SCHEDULE VI - SCHEDULE OF ACCUMULATED DEPRECIATION

                                      Additions          Other      Balance at
                          Balance at  Charged to         Changes    December
             Classi-      December 31,Cost and   Retire- Add        31,
             fication     1990        Expenses   ments   (Deduct)   1991
             ____________ ___________ __________ _______ __________ ___________


             Building and $    523,000$  197,000 -          -       $   720,000
             Improvements
             Equipment      14,836,000 7,108,000 $35,000    -        21,909,000

                    Total $15,359,000 $7,305,000 $35,000    -       $22,629,000


                                      Additions          Other
                          Balance at  Charged to         Changes    Balance at
             Classifi-    December 31,Cost and   Retire- Add        December
             cation       1991        Expenses   ments   (Deduct)   31, 1992
             ____________ ______________________ _______ _________  ___________

             Buildings    $    720,000$  237,000 -       -          $   957,000
             and
             Improvements
             Equipment      21,909,000 9,350,000 $41,000 $98,000(1)  31,316,000


                    Total $22,629,000 $9,587,000 $41,000 $98,000    $32,273,000




   (1) Amount represents consolidation of IDB Mobile on January 1, 1992.

                                               Additions
                                Balance at     Charged to
                                December 31,   Cost and
               Classification   1992           Expenses        Retirements
               _______________  __________     ___________     _________

               Buildings and    $   957,000    $   379,000     -
               Improvements
               Equipment         31,316,000     16,890,000     $ 231,000


                       Total     $32,273,000    $17,269,000     $ 231,000



                                   Other           Balance at
                                   Changes         December 31,
                  Classification   Add (Deduct)    1993
                  ______________   __________      _____________

                  Buildings and    ($180,000)(2)    $ 1,156,000
                  Improvements
                  Equipment          120,000        48,095,000

                         Total      ($60,000)      $49,251,000


   (2)        Amount    represents   reclass    of
 assets    between    buildings   and
   improvements and equipment.





                   IDB COMMUNICATIONS GROUP, INC.
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions   Additions
                                      Balance at  Charged to  Charged to
                                      Beginning   Costs and   Other
                  Description         Period      Expenses    Accounts

                  Allowance for
                  losses on accounts
                  receivable:

                  For the year ended  $  597,000    502,000     -
                  December 31, 1991
                  For the year ended  $  706,000    364,000   1,811,000(1)
                  December 31, 1992
                  For the year ended  $2,449,000  1,725,000   3,911,000(2)
                  December 31, 1993

                                                          Balance
                                                          at end of
                   Description           Deductions       Period

                   Allowance for losses
                   on accounts receiv-
                   able:

                   For the year ended    (393,000)(3)     $  706,000
                   December 31, 1991
                   For the year ended    (432,000)(3)     $2,449,000
                   December 31, 1992
                   For the year ended    (2,334,000)(3)   $5,751,000
                   December 31, 1993


   (1) Addition is due to the acquisition of WorldCom on December 31, 1992.

   (2)  Addition is due  to the acquisition  of TRT on  September
        30, 1993.

   (3) Deductions represent the write-off of accounts receivable balances to the allowance, net of recoveries.




                   IDB COMMUNICATIONS GROUP, INC.


   Unaudited Selected Quarterly Financial Data

                                         Three months ended
                               (In thousands except per share data)


                                           Dec. 31,           Sept. 30,
                                           1993 (1)           1993 (2)
                                           (Unaudited)        (Unaudited)

               Revenues                    $101,595           $73,357
               Costs and expenses:
               Cost of sales                 68,593            47,739
               Selling, general & adminis-   13,238             8,205
               trative
               Depreciation and amortiza-     4,835             5,721
               tion
               Streamlining charge            5,920                 0
               Total costs and expenses      92,586            61,665
               Operating income               9,009            11,692
               Income before extra-        $  4,333           $ 6,003
               ordinary item and preferred
               stock dividend
               Fully diluted earnings per  $   0.06           $  0.09
               share before extraordinary
               item
               Net income (loss) available $  4,159            ($2,286)
               to common shareholders

                                       Three months ended
                                  (In thousands except per share data)


                                        Jun. 30,            Mar. 31,
                                        1993                1993 (3)
                                        (Unaudited)         (Unaudited)

               Revenues                 $71,335             $64,421
               Costs and expenses:
               Cost of sales             46,781              41,755
               Selling, general &         8,258               7,680
               administrative
               Depreciation and           5,784               5,598
               amortization
               Streamlining charge            0                   0


                Total costs and expenses  60,823              55,033
               Operating income           10,512               9,388
               Income before extra-      $ 5,359             $ 4,444
               ordinary item and
               preferred stock dividend
               Fully diluted earnings    $  0.09             $ 0.08
               per share before extra-
               ordinary item
               Net income (loss)         $ 5,019             $ 4,066
               available to common
               shareholders

                                       Three months ended
                           (In thousands except per share data)


                                         Dec. 31,          Sep. 30,
                                         1992              1992
                                         (Unaudited)       (Unaudited)

               Revenues                  $47,335           $42,697
               Costs and expenses:
               Cost of sales              32,826            27,684
               Selling, general &          4,580             4,885
               administration
               Depreciation and            3,917             3,580
               amortization
               Total costs and expenses   41,323            36,149
               Operating income            6,012             6,548
               Income before extra-      $ 2,666           $ 2,625
               ordinary item and
               preferred stock dividend
               Fully diluted earnings    $  0.07           $  0.07
               per share before extra-
               ordinary item
               Net income (loss)         $ 2,666           $ 2,625
               available to common
               share-holders


             Three months ended
             (In thousands except per share data)


                             Jun. 30,              Mar. 31,
                             1992                  1992
                             (Unaudited)           (Unaudited)

   Revenues                  $36,228               $29,084
   Costs and expenses:
			Cost of sales              23,557                18,418
   Selling, general &          5,066                 4,358
   administration
   Depreciation and            2,778                 2,819
   amortization
   Total costs and expenses   31,401                25,595
   Operating income            4,827                 3,489
   Income before extra-      $ 1,919               $ 1,318
   ordinary item and
   preferred stock dividend
   Fully diluted earnings    $  0.05               $  0.04
   per share before extra-
   ordinary item
   Net income (loss)         $ 1,919               $ 1,318
   available to common
   shareholders

   Since    there    are   changes    in    the
  weighted    average   number    of
   common    shares    outstanding     each    quarter,
    the    sum     of    fully   diluted     earnings
  per     share     before    extraordinary     item     by
   quarter   may    not    equal   the    fully    diluted
  earnings    per    share
   before extraordinary item for the year.

   (1)  The     three    months    ended    December    31,
   1993    include    the   results    of    operations    of
     TRT    Communications,    Inc.    which was   acquired
  on   September    23,    1993.       This   quarter    also
        includes    a    streamlining    charge    related
    to    reductions    in   the    number   of    employees
    and    the    disposition    of    certain
        assets.

   (2)  The    three    months    ended    September
   30,    1993    includes    an  extraordinary    charge
     of    $7,949,000,     net    of     income    tax
        benefit    of     $5,639,000,    which    represents
    the     payment    of   debt    redemption    premiums
   and    the   write-off    of    unamortized  debt
issuance       costs      associated      with       the      early
        extinguishment of debt.

   (3)  The    three   months   ended   March   31,
 1993   include   the   results of     World    Communications,
     Inc.     which     was    acquired     on
        December 31, 1992.

                   IDB COMMUNICATIONS GROUP, INC.
                  1993 Annual Report on Form 10-K
                        File Number: 0-14972

                         INDEX TO EXHIBITS

   Item
   Number   Description
   3.1(a)   Restated Certificate of  Incorporation of  the Company,
            as filed with the Secretary of State of the State of Delaware on July 23, 1987. (1)

   3.1(b) Designation of Preferences of the Company, as filed with the Secretary of State of the State of Delaware on December 16, 1992. (1)

   3.1(c) Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the
            Secretary  of  State   of  the  State  of  Delaware  on
            September 23, 1993. (2)

   3.2      Bylaws of the Company, as amended to date. (1)

   10.1(a) IDB Communications Group, Inc. 1986 Incentive Stock Plan dated July 11, 1986, as amended. (3)(4)

   10.1(b) IDB Communications Group, Inc. 1992 Incentive Stock Plan dated September 1, 1992. (4)(5)

   10.1(c) IDB Communications Group, Inc. 1992 Stock Option Plan for Nonemployee Directors dated September 1, 1992.
            (4)(5)

   10.1(d) Form of Non-Plan Nonqualified Stock Option Agreement executed by the Company and each of the following individuals: Jeffrey P. Sudikoff, William L. Snelling, Edward R. Cheramy and Franklin Fried. (4)(6)

   10.1(e) IDB Communications Group, Inc. 401(k) Savings and Retirement Plan. (4)(7)

   10.2(a) Form of Indemnity Agreement executed by the Company and each of the following individuals: Jeffrey P. Sudikoff, William L. Snelling, Edward R. Cheramy, Rudy Wann, Peter F. Hartz, Franklin Fried, Joseph M. Cohen, James E. Kolsrud and Neil J Wertlieb. (4)(8)

   10.2(b) Consulting Agreement dated as of January 1, 1992 between the Company and William L. Snelling. (4)(9)

   10.2(c) Employment Agreement dated as of January 1, 1992 between the Company and Jeffrey P. Sudikoff. (1)(4)

   10.2(d) Employment Agreement dated as of January 1, 1992 between the Company and Edward R. Cheramy. (1)(4)

   10.2(e) Employment Agreement dated as of January 1, 1992 between the Company and Peter F. Hartz. (1)(4)

   10.2(f) Severance Agreement dated as of August 3, 1992 between the Company and Neil J Wertlieb. (4)

   10.3 Agreement dated as of May 25, 1990 between Comsat, Inc. and the Company. (10)

   10.6 Joint Venture and Shareholder Agreement dated February 12, 1990 between IDB Mobile Holdings, Inc., formerly known as IDB Aeronautical Holdings, Inc., and TII Aeronautical Corporation. (6)

   10.7(a) Operator Agreement dated December 17, 1992 among the Company, CICI, Inc. and Southwest Communications, Inc.
            (1)

   10.7(b) Operator Agreement dated December 17, 1992 among the Company, IDB Communications Corporation and Southwest Communications, Inc. (1)

   10.8 Lease dated as of December 14, 1992 between the Company and Olympic-Centinela Partnership, Ltd. (1)

   10.9(a)  Antenna  Slip  Lease Agreement  dated  April  14,  1986
            between   Teleport    Communications   and   The    IDB
            Communications Group, Ltd. (11)

   10.9(b)  Amendment to Antenna  Slip Lease Agreement dated  April
            28,   1988    between   the   Company   and    Teleport
            Communications. (12)

   11.1     Statement re: computation of per share earnings.

   22.1     List of Subsidiaries of the Company.

   24.1     Consent of Deloitte & Touche.
   _______________________________

   (1) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 0-14972) for the fiscal year ended December 31, 1992, and incorporated herein by reference.
   (2) Filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 33-70024) dated October 6, 1993, and incorporated herein by reference.
   (3) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File Number 33-38738), and incorporated herein by reference.
   (4) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
   (5) Filed as an exhibit to the Company's Proxy Statement dated July 17, 1992 (File Number 0-14972), and incorporated herein by reference.
   (6) Filed as an exhibit to the Company's Annual Report on Form 10-K (File Number 0-14972) for the fiscal year ended December 31, 1989, and incorporated herein by reference.
   (7) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration Number 33-38739), and incorporated herein by reference.
   (8) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration Number 33-16488), and incorporated herein by reference.
   (9) Filed as an exhibit to the Company's Annual Report on Form 10-K (File Number 0-14972) for the fiscal year ended December 31, 1991, and incorporated herein by reference.
   (10)Filed as an exhibit to the Company's Current Report on Form 8-K (File Number 0-14972) dated January 31, 1989, and incorporated herein by reference.
   (11)Filed  as  an   exhibit  to  the  Company's  Post-Effective
       Amendment No. 2 to Registration Statement on Form S-1 (Registration Number 33-28366), and incorporated herein by reference.
   (12)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File Number 0-14972) for the fiscal quarter ended March 31, 1988, and incorporated herein by reference.