Form 10-Q
period 1994-03-31
IDB COMMUNICATIONS GROUP INC
filed 1994-05-23
CIK 799319

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

       FOR QUARTER ENDED MARCH 31, 1994    COMMISSION FILE NUMBER 0-14972
                            ------------------------

                         IDB COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 93-0933098
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

         10525 WEST WASHINGTON BOULEVARD, CULVER CITY, CALIFORNIA 90232
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (213) 870-9000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_  No ___

Number of shares of common stock outstanding as of May 5, 1994: 74,116,956

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         IDB COMMUNICATIONS GROUP, INC.
                                     INDEX

                                                                               PAGE NO.
                                                                               --------
PART I.     FINANCIAL INFORMATION
            Consolidated Balance Sheet.......................................        3
            Consolidated Income Statement....................................        4
            Consolidated Statement of Cash Flows.............................        5
            Notes to Consolidated Financial Statements.......................      6-7
            Management's Discussion and Analysis of Financial Condition and       8-10
              Results of Operations..........................................
PART II.    OTHER INFORMATION................................................       11
            SIGNATURES.......................................................       12

                         IDB COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, SEE NOTE 1)
                                     ASSETS

                                                                                    DECEMBER 31,     MARCH 31,
                                                                                        1993            1994
                                                                                   --------------  --------------
Current assets:
Cash and cash equivalents........................................................  $   54,612,000  $   41,208,000
Short-term investments...........................................................      12,672,000      12,672,000
Accounts receivable, less allowance for doubtful accounts of
 $5,751,000 in 1993 and $9,414,000 in 1994.......................................     108,445,000     125,140,000
Unbilled revenues................................................................      13,900,000      14,820,000
Prepaid expenses and other current assets........................................      23,139,000      26,690,000
                                                                                   --------------  --------------
    Total current assets.........................................................     212,768,000     220,530,000
                                                                                   --------------  --------------
Property and equipment:
  Land...........................................................................       2,489,000       2,489,000
  Buildings and improvements.....................................................       6,567,000       6,592,000
  Equipment......................................................................     270,410,000     286,328,000
  Construction in progress.......................................................      39,850,000      38,503,000
                                                                                   --------------  --------------
    Total property and equipment.................................................     319,316,000     333,912,000
    Less accumulated depreciation and amortization...............................      49,251,000      55,228,000
                                                                                   --------------  --------------
    Net property and equipment...................................................     270,065,000     278,684,000
Intangible assets-net............................................................     152,786,000     151,567,000
Other assets.....................................................................      23,773,000      30,436,000
Deferred income taxes............................................................      62,797,000      57,152,000
                                                                                   --------------  --------------
    Total assets.................................................................  $  722,189,000  $  738,369,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses............................................  $   55,095,000  $   49,522,000
Other accrued liabilities........................................................     119,805,000     110,969,000
                                                                                   --------------  --------------
    Total current liabilities....................................................     174,900,000     160,491,000
Long-term liabilities............................................................      38,369,000      36,140,000
Convertible subordinated debt....................................................     195,500,000     195,500,000
                                                                                   --------------  --------------
    Total liabilities............................................................     408,769,000     392,131,000
                                                                                   --------------  --------------
Commitments and contingencies....................................................
Minority interest................................................................      23,285,000      24,184,000
                                                                                   --------------  --------------
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized; 34,000 shares issued and none
 outstanding in 1993 and 1994....................................................        --              --
Common stock, $.01 par value, 200,000,000 shares authorized; shares issued and
 outstanding, 71,713,076 in 1993 and 74,058,783 in 1994..........................         717,000         741,000
Additional paid-in capital.......................................................     272,744,000     295,809,000
Retained earnings................................................................      16,674,000      25,504,000
                                                                                   --------------  --------------
    Total shareholders' equity...................................................     290,135,000     322,054,000
                                                                                   --------------  --------------
Total liabilities and shareholders' equity.......................................  $  722,189,000  $  738,369,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC
                         CONSOLIDATED INCOME STATEMENT
                            (UNAUDITED, SEE NOTE 1)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 -----------------------------
                                                                                     1993            1994
                                                                                 -------------  --------------
Revenues:
  Transmission services........................................................  $  56,689,000  $  104,381,000
  Systems integration and other income.........................................      5,932,000       8,927,000
  Fees earned from TRT.........................................................      1,800,000        --
                                                                                 -------------  --------------
    Total revenues.............................................................     64,421,000     113,308,000
                                                                                 -------------  --------------
Costs and expenses:
  Cost of sales................................................................     41,755,000      72,076,000
  Selling, general and administrative..........................................      7,680,000      17,952,000
  Depreciation.................................................................      4,539,000       5,662,000
  Amortization.................................................................      1,059,000       1,429,000
                                                                                 -------------  --------------
    Total costs and expenses...................................................     55,033,000      97,119,000
                                                                                 -------------  --------------
Operating income...............................................................      9,388,000      16,189,000
Interest expense...............................................................     (2,024,000)     (2,477,000)
Interest income................................................................        135,000       1,280,000
                                                                                 -------------  --------------
Income before minority interest and income taxes...............................      7,499,000      14,992,000
Minority interest..............................................................        (30,000)        102,000
                                                                                 -------------  --------------
Income before income taxes.....................................................      7,469,000      15,094,000
Provision for income taxes.....................................................      3,025,000       6,264,000
                                                                                 -------------  --------------
Net income before preferred stock dividend.....................................      4,444,000       8,830,000
Preferred stock dividend.......................................................        378,000        --
                                                                                 -------------  --------------
Net income available to common shareholders....................................  $   4,066,000  $    8,830,000
                                                                                 -------------  --------------
                                                                                 -------------  --------------
Earnings per share:
  Primary......................................................................           $.08            $.12
                                                                                           ---             ---
                                                                                           ---             ---
  Fully diluted................................................................           $.08            $.12
                                                                                           ---             ---
                                                                                           ---             ---
Weighted average common shares outstanding:
  Primary......................................................................     50,306,000      75,766,000
                                                                                 -------------  --------------
                                                                                 -------------  --------------
  Fully diluted................................................................     56,637,000      86,537,000
                                                                                 -------------  --------------
                                                                                 -------------  --------------

                         IDB COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, SEE NOTE 1)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 -----------------------------
                                                                                     1993            1994
                                                                                 -------------  --------------
Cash and cash equivalents at beginning of period...............................  $   1,319,000  $   54,612,000
                                                                                 -------------  --------------
Cash flows from operating activities:
Net income before preferred stock dividend.....................................      4,444,000       8,830,000
                                                                                 -------------  --------------
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Depreciation expense.........................................................      4,539,000       6,162,000
  Amortization expense.........................................................        905,000       1,286,000
  Amortization of loan fees and discounts......................................        154,000         143,000
  Provision for doubtful accounts receivable...................................        368,000       3,674,000
  Deferred income taxes........................................................      1,758,000       6,264,000
  Minority interest............................................................         30,000        (102,000)
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable........................................................    (10,859,000)    (20,369,000)
    Unbilled revenues..........................................................      5,523,000        (920,000)
    Prepaid expenses and other current assets..................................     (2,032,000)     (3,551,000)
    Accounts payable and accrued expenses......................................      2,979,000      (5,573,000)
    Other liabilities..........................................................     (2,346,000)    (11,684,000)
                                                                                 -------------  --------------
Total adjustments..............................................................      1,019,000     (24,670,000)
                                                                                 -------------  --------------
Net cash provided by (used for) operating activities...........................      5,463,000     (15,840,000)
                                                                                 -------------  --------------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................................        514,000      23,089,000
  Borrowings of senior debt....................................................      5,700,000        --
  Repayments of senior debt....................................................       (667,000)       --
  Increase in advances from minority shareholder of subsidiary.................        130,000       1,001,000
  Preferred stock dividend payment.............................................       (378,000)       --
                                                                                 -------------  --------------
Net cash provided by financing activities......................................      5,299,000      24,090,000
                                                                                 -------------  --------------
Cash flows from investing activities:
  Additions to property and equipment..........................................      9,593,000      14,781,000
  Increase in other assets.....................................................      1,819,000       6,873,000
                                                                                 -------------  --------------
Net cash used for investing activities.........................................     11,412,000      21,654,000
                                                                                 -------------  --------------
  Decrease in cash and cash equivalents........................................       (650,000)    (13,404,000)
                                                                                 -------------  --------------
Cash and cash equivalents at end of period.....................................  $     669,000  $   41,208,000
                                                                                 -------------  --------------
                                                                                 -------------  --------------

          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION
    The accompanying consolidated balance sheet as of March 31, 1994 and the consolidated statements of income and cash flows for the three months ended March 31, 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented, all of which are of a normal recurring nature.

    All common stock share amounts and earnings per share have been adjusted to reflect the 3.15-to-one common stock split in the form of a common stock dividend paid on February 4, 1994.

    Certain reclassifications have been made to the prior year's financial statements to conform to the current year's classifications.

NOTE 2 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  1993          1994
                                                              ------------  ------------
Cash paid for:
  Interest expense..........................................  $  1,938,000  $  4,791,000
  Income taxes..............................................  $  1,267,000  $    619,000
Supplemental schedule of non-cash investing and financing
 activities:

    In January 1993, the Company issued 1,300,000 shares of Common Stock in exchange for 100% of issued and outstanding common stock of Niles Canyon Earth Station, Inc. and a binding agreement to acquire all of the capital stock of TRT. (See Note 3.)

NOTE 3 -- ACQUISITION
    In 1993, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Pacific Telecom, Inc. ("PTI"), and two of its subsidiaries, International Communications Holdings, Inc. ("ICHI") and PTI Harbor Bay, Inc. ("Harbor Bay"), to acquire all of the outstanding capital stock of TRT Communications, Inc., a subsidiary of ICHI ("TRT"), and Niles Canyon Earth Station, Inc. ("Niles Canyon"), a subsidiary of Harbor Bay. Pursuant to the first phase of the Exchange Agreement, effective January 22, 1993, the Company issued to ICHI and Harbor Bay a total of 4,095,000 shares of Common Stock and acquired all of the outstanding common stock of Niles Canyon. On September 23, 1993, the Company completed the second phase of the Exchange Agreement, and issued and paid to ICHI and Harbor Bay a total of 10,080,000 shares of Common Stock and $1,000,000 in cash in exchange for all of the outstanding stock of TRT.

    As part  of  the  Exchange  Agreement,  the  Company  agreed  to  assist  in operations of, and provide certain support services to, TRT and ICHI for aggregate monthly fees of approximately $1,000,000 per month through the completion of the second phase of the acquisition. The Company earned approximately $1,800,000 in such fees in the first quarter of 1993.

                         IDB COMMUNICATIONS GROUP, INC.

NOTE 3 -- ACQUISITION (CONTINUED)
    The following unaudited proforma results of continuing operations assume TRT was acquired as of January 1, 1993 after giving effect to certain adjustments including the elimination of intercompany revenues and expenses among the Company and TRT and certain historical operating and selling, general and administrative expenses representing duplicate costs to be eliminated upon the integration of TRT.

                                                                      FOR THE THREE
                                                                       MONTHS ENDED
                                                                      MARCH 31, 1993
                                                                      --------------
Revenue.............................................................   $ 88,688,000
Net income before preferred stock dividend..........................      5,759,000
Net income available to common shareholders.........................      5,381,000
Primary earnings per share..........................................   $       0.09
Fully diluted earnings per share....................................   $       0.09

    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at January 1, 1993 or of future results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As an aid to understanding the Company's operating results, the following table shows the percentage relationship to total revenues of certain items included in the Income Statement. The Company principally derives revenues from international public switched long distance telephone and international private line services, radio and television transmission services and mobile communications and systems integration services provided on the Company's domestic and international communications network.

                                                                                                      PERCENTAGE OF
                                                                                                         REVENUES
                                                                                                   FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                                   --------------------
                                                                                                     1993       1994
                                                                                                   ---------  ---------
Total revenues...................................................................................      100.0%     100.0%
                                                                                                   ---------  ---------
Costs and expenses:
  Cost of sales..................................................................................       64.8       63.6
  Selling, general and administrative............................................................       11.9       15.9
  Depreciation...................................................................................        7.0        5.0
  Amortization...................................................................................        1.7        1.3
                                                                                                   ---------  ---------
Total cost and expenses..........................................................................       85.4       85.8
                                                                                                   ---------  ---------
Operating income.................................................................................       14.6       14.2
Interest, net....................................................................................        2.9        1.0
                                                                                                   ---------  ---------
Income before minority interest and income taxes.................................................       11.7       13.2
Minority interest................................................................................       (0.1)       0.1
                                                                                                   ---------  ---------
Income before income taxes.......................................................................       11.6       13.3
Provision for income taxes.......................................................................        4.7        5.5
                                                                                                   ---------  ---------
Income before preferred stock dividend...........................................................        6.9        7.8
Preferred stock dividend.........................................................................        0.6         --
                                                                                                   ---------  ---------
Net income available to common shareholders......................................................        6.3%       7.8%
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

RESULTS OF OPERATIONS

    Operating results for the first quarter of 1994 resulted in the highest quarterly revenues and net income before preferred stock dividend in the Company's history. Total revenues and net income before preferred stock dividend reached $113,308,000 and $8,830,000 for the three month period ended March 31, 1994, respectively, versus $64,421,000 and $4,444,000 for the same period in 1993, respectively.

    REVENUES. Revenues for the three months ended March 31, 1994 increased by $48,887,000 or 76% from the same period one year ago. The increase is principally due to increases in international public switched long distance telephone and private line services resulting from the acquisitions of TRT on September 30, 1993 and WorldCom Europe on December 31, 1993 (the "Acquisitions"). These services comprised 67% of revenues in the first quarter 1994 versus 48% in the first quarter 1993. Broadcast services revenues remained relatively flat and comprised 17% of revenues in the first quarter 1994 versus 28% in the same period 1993. IDB Mobile's communications services grew by approximately $2,000,000 in the first quarter 1994 from the same period in 1993, and comprise 9% of 1994 first quarter revenues versus 12.5% in 1993. Included in Systems integration and other revenue for the three months ended March 31, 1994 is approximately $5,000,000 related to the sale of certain transponder leases. In the first quarter 1993 the Company earned fees of $1,800,000 from operational assistance and other consulting services provided to TRT. Such fees ended with the acquisition of TRT in September 1993.

    COST OF SALES. Cost of sales increased by $30,321,000 or 73% in the first quarter 1994 from the first quarter 1993 due to the higher level of revenues provided by the Acquisitions. Cost of sales as a percentage of revenue improved slightly due to the Company's changing revenue mix. The fastest growing element, international long distance services, has lower cost of sales than private line and broadcast services historically provided by the Company. This is partially offset by the higher cost of sales related to IDB Mobile services.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $17,952,000 for the three months ended March 31, 1994 versus $7,680,000 for the three months ended March 31, 1993 primarily due to the Acquisitions. Selling, general and administrative costs increased as a percentage of revenue due to higher selling and marketing costs related to the Company's efforts to further expand its international private line and long distance telephone services and an increase to the allowance for doubtful accounts receivable.

    DEPRECIATION.    Depreciation  expense  increased  $1,123,000  in  the first quarter 1994 from the first quarter 1993 principally due to the Acquisitions. Depreciation expense as a percentage of revenues decreased to 5.0% in the first quarter 1994 from 7.0% for the same period 1993 due to increased utilization of the Company's network facilities.

    AMORTIZATION.    Amortization expense  increased  by $370,000  in  the first quarter 1994 from the first quarter 1993 principally due to the Acquisitions.

    INTEREST, NET. Interest expense net of interest income decreased $692,000 due to a lower effective borrowing rate (5% in 1994 versus 9% in 1993) and to the Company's ability to invest excess cash in interest earning investments (interest income increased by $1,145,000 in 1994) partially offset by higher average outstanding debt ($195,500,000 in 1994 versus $111,400,000 in 1993).

INFLATION

    Since its inception, the Company's results of operations have not been significantly affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed growth through borrowings and sales of shares of its Common Stock and 5% Convertible Subordinated Notes due 2003 (the "Subordinated Notes"). Prior to August 20, 1993, the Company borrowed funds under a $25,000,000 revolving credit facility (the "Revolver"), issued $50,000,000 of senior secured notes (the "Senior Notes") and $26,000,000 principal amount of 13% Senior Subordinated Notes due 1998 (the "1998 Notes"). On December 21, 1992, the Company also assumed a $15,000,000 loan payable by WorldCom to TeleColumbus U.S.A., Inc (the "Assumed Loan"). Substantially all outstanding borrowings of the Company were repaid and defeased by September 1993, using a portion of the proceeds of the public offering of $195,500,000 in aggregate principal amount of Subordinated Notes in August 1993 and the public offering of an aggregate of 4,724,997 shares of Common Stock in May 1993. The Assumed Loan was repaid by the Company upon the consummation of the acquisition of WorldCom Europe in December 1993.

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

    In November 1993, Bank of America National Trust and Savings Association agreed to make a $15,000,000 line of credit available to the Company (the "Line of Credit"). Advances made pursuant to the Line of Credit bear interest at a floating rate based, at the option of the Company, on a domestic index or an offshore index. All advances and letters of credit made under the Line of Credit mature on October 31, 1995 and the Line of Credit expires on such date. The Company may at any time terminate the Line of Credit by payment of all outstanding advances and other obligations of Company under the Line of Credit and cash collateralization of all letters of credit existing at that time. As of March 31, 1994, there were no amounts outstanding under the Line of Credit. In addition, the Company has ongoing discussions with several financial institutions regarding credit facilities, committed and uncommitted.

    CAPITAL EXPENDITURES, INVESTMENTS AND COMMITMENTS.

    During the first quarter of 1994, the Company's capital expenditures, including improvements, replacements and additions of communications equipment and facilities, were approximately $14,781,000. The Company historically has invested significantly to build its communications network.

    Net cash used by operating activities in the first quarter of 1994 was $15,840,000 compared to net cash provided by operating activities of $5,463,000 in the first quarter of 1993 principally due to increases in accounts receivable associated with the Acquisitions and to decreases in current liabilities. Cash provided by financing activities in the first quarter of 1994 was $24,090,000 as compared to $5,299,000 for the same period in 1993 principally due to the issuance of common stock. Net cash used in investing activities of $21,654,000 in the first quarter of 1994 increased from the $11,412,000 in the first quarter of 1993 principally due to property and equipment expenditures.

    In May 1990, the Company entered into an agreement with Comsat, Inc. ("Comsat") under which it may obtain satellite transponder capacity for maritime and aeronautical services offered or to be offered by IDB Mobile, at long-term fixed rates over a five-year period that commenced in September 1991. As of March 31, 1994, the Company's minimum remaining total commitment under the agreement was to purchase 7.1 million minutes of transponder capacity (representing aggregate costs of approximately $18,200,000, calculated at the rate set forth in the agreement, which the Company would pay in 1996 to satisfy any remaining volume commitment under the agreement that the Company did not purchase by that time). Based on current and projected usage, the Company believes that it will meet the minimum purchase commitment under the agreement. If the Company were to materially breach the agreement (including provisions relating to interference with the operation of the satellites), the Company would not be entitled to the rates set forth in the agreement, but would be required, from the date of such material breach, to pay higher rates for satellite transponder capacity for maritime and aeronautical services.

    The Company's capital commitments, as of May 10, 1994, consisted primarily of outstanding purchase orders (some of which are cancelable at the Company's option) to acquire approximately $33,000,000 of equipment, including long term commitments on undersea fiber optic cables of $18,000,000, which will be financed by cash from operations and bank borrowings. It is anticipated that the Company's 1994 expenditures will exceed that amount. The Company expects that cash flow from operations, its current holdings of cash and marketable securities and its borrowing capabilities under its current credit facility will satisfy its projected working capital and capital expenditure requirements through fiscal 1994. The Company may seek additional debt or equity financing from time to time to supplement cash generated from operations and finance future growth opportunities.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    This item is inapplicable.

ITEM 2.  CHANGES IN SECURITIES.

    This item is inapplicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    This item is inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    This item is inapplicable.

ITEM 5.  OTHER INFORMATION.

    On April 20, 1994, the Company entered into a letter of intent (the "Letter of Intent") with Peoples Telephone Company, Inc. ("PTel"). The Letter of Intent provided that the Company and PTel intended to enter into a definitive agreement which was to have set forth the terms and conditions of a merger between the Company and PTel. On May 10, 1994, PTel and the Company announced that the Letter of Intent had been terminated by the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(A) EXHIBITS

    None.

(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Culver City, State of California, on May 23, 1994.

                                          IDB COMMUNICATIONS GROUP, INC.

                                          By:       /s/ EDWARD R. CHERAMY

                                          --------------------------------------
                                                      Edward R. Cheramy
                                                          President

                                          By:           /s/ RUDY WANN

                                          --------------------------------------
                                                          Rudy Wann
                                                   Chief Financial Officer