Form 10-Q/A
period 1994-03-31
IDB COMMUNICATIONS GROUP INC
filed 1994-08-22
CIK 799319

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


                               (AMENDMENT NO. 1)


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended March 31, 1994      Commission File Number 0-14972

                         IDB COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE               93-0933098
(State or other jurisdiction  (I.R.S. Employer
             of                Identification
      incorporation or              No.)
       organization)

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

                         IDB COMMUNICATIONS GROUP, INC.
                                     INDEX


                                                                                                           PAGE NO.
                                                                                                          -----------
PART I.      FINANCIAL INFORMATION
             Consolidated Balance Sheet.................................................................           3
             Consolidated Income Statement..............................................................           4
             Consolidated Statement of Cash Flows.......................................................           5
             Notes to Consolidated Financial Statements.................................................         6-7
             Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................        8-10

                         IDB COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                                                                  DECEMBER 31,       MARCH 31,
                                                                                      1993              1994
                                                                                ----------------  ----------------
                                                                                                    (UNAUDITED,
                                                                                                    SEE NOTE 1)
Current assets:
  Cash and cash equivalents...................................................  $     54,612,000  $     41,208,000
  Short-term investments......................................................        12,672,000        12,672,000
  Accounts receivable, less allowance for doubtful accounts of $5,751,000 in
   1993 and $9,414,000 in 1994................................................       108,445,000       120,140,000
  Unbilled revenues...........................................................        13,900,000        14,820,000
  Prepaid expenses and other current assets...................................        23,139,000        26,690,000
                                                                                ----------------  ----------------
    Total current assets......................................................       212,768,000       215,530,000
                                                                                ----------------  ----------------
Property and equipment:
  Land........................................................................         2,489,000         2,489,000
  Buildings and improvements..................................................         6,567,000         6,592,000
  Equipment...................................................................       270,410,000       286,328,000
  Construction in progress....................................................        39,850,000        38,503,000
                                                                                ----------------  ----------------
    Total property and equipment..............................................       319,316,000       333,912,000
    Less accumulated depreciation and amortization............................        49,251,000        55,228,000
                                                                                ----------------  ----------------
    Net property and equipment................................................       270,065,000       278,684,000
Intangible assets-net.........................................................       152,786,000       150,567,000
Other assets..................................................................        23,773,000        30,436,000
Deferred income taxes.........................................................        62,797,000        59,642,000
                                                                                ----------------  ----------------
    Total assets..............................................................  $    722,189,000  $    734,859,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.......................................  $     55,095,000  $     49,522,000
  Other accrued liabilities...................................................       119,805,000       110,969,000
                                                                                ----------------  ----------------
    Total current liabilities.................................................       174,900,000       160,491,000
  Long-term liabilities.......................................................        38,369,000        36,140,000
  Convertible subordinated debt...............................................       195,500,000       195,500,000
                                                                                ----------------  ----------------
    Total liabilities.........................................................       408,769,000       392,131,000
                                                                                ----------------  ----------------
  Commitments and contingencies...............................................
  Minority interest...........................................................        23,285,000        24,184,000
                                                                                ----------------  ----------------
Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized; 34,000 shares issued and none
   outstanding in 1993 and 1994...............................................         --                --
  Common stock, $.01 par value, 200,000,000 shares authorized; shares issued
   and outstanding, 71,713,076 in 1993 and 74,058,783 in 1994.................           717,000           741,000
  Additional paid-in capital..................................................       272,744,000       295,809,000
  Retained earnings...........................................................        16,674,000        21,994,000
                                                                                ----------------  ----------------
    Total shareholders' equity................................................       290,135,000       318,544,000
                                                                                ----------------  ----------------
    Total liabilities and shareholders' equity................................  $    722,189,000  $    734,859,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------


          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC
                         CONSOLIDATED INCOME STATEMENT
                            (UNAUDITED, SEE NOTE 1)


                                                                                        FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                  --------------------------------
                                                                                       1993             1994
                                                                                  --------------  ----------------
Revenues:
  Transmission services.........................................................  $   56,689,000  $    104,381,000
  Systems integration and other income..........................................       5,932,000         3,927,000
  Fees earned from TRT..........................................................       1,800,000         --
                                                                                  --------------  ----------------
    Total revenues..............................................................      64,421,000       108,308,000
                                                                                  --------------  ----------------
Costs and expenses:
  Cost of sales.................................................................      41,755,000        73,076,000
  Selling, general and administrative...........................................       7,680,000        17,952,000
  Depreciation..................................................................       4,539,000         5,662,000
  Amortization..................................................................       1,059,000         1,429,000
                                                                                  --------------  ----------------
    Total costs and expenses....................................................      55,033,000        98,119,000
                                                                                  --------------  ----------------
Operating income................................................................       9,388,000        10,189,000
Interest expense................................................................      (2,024,000)       (2,477,000)
Interest income.................................................................         135,000         1,280,000
                                                                                  --------------  ----------------
Income before minority interest and income taxes................................       7,499,000         8,992,000
Minority interest...............................................................         (30,000)          102,000
                                                                                  --------------  ----------------
Income before income taxes......................................................       7,469,000         9,094,000
Provision for income taxes......................................................       3,025,000         3,774,000
                                                                                  --------------  ----------------
Net income before preferred stock dividend......................................       4,444,000         5,320,000
Preferred stock dividend........................................................         378,000         --
                                                                                  --------------  ----------------
Net income available to common shareholders.....................................  $    4,066,000  $      5,320,000
                                                                                  --------------  ----------------
                                                                                  --------------  ----------------
Earnings per share:
  Primary.......................................................................       $.08             $.07
  Fully diluted.................................................................       $.08             $.07
Weighted average common shares outstanding:
  Primary.......................................................................      50,306,000        75,766,000
                                                                                  --------------  ----------------
                                                                                  --------------  ----------------
  Fully diluted.................................................................      56,637,000        75,766,000
                                                                                  --------------  ----------------
                                                                                  --------------  ----------------



          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.



                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, SEE NOTE 1)



                                                                                       FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                 --------------------------------
                                                                                      1993             1994
                                                                                 ---------------  ---------------
Cash and cash equivalents at beginning of period...............................  $     1,319,000  $    54,612,000
                                                                                 ---------------  ---------------
Cash flows from operating activities:
  Net income before preferred stock dividend...................................        4,444,000        5,320,000
                                                                                 ---------------  ---------------
Adjustments to reconcile net income to net cash provided by
 (used for) operating activities:
  Depreciation expense.........................................................        4,539,000        6,162,000
  Amortization expense.........................................................          905,000        1,286,000
  Amortization of loan fees and discounts......................................          154,000          143,000
  Provision for doubtful accounts receivable...................................          368,000        3,674,000
  Deferred income taxes........................................................        1,758,000        3,774,000
  Minority interest............................................................           30,000         (102,000)
Changes in operating assets and liabilities, net of acquisitions:
  Accounts receivable..........................................................      (10,859,000)     (15,369,000)
  Unbilled revenues............................................................        5,523,000         (920,000)
  Prepaid expenses and other current assets....................................       (2,032,000)      (3,551,000)
  Accounts payable and accrued expenses........................................        2,979,000       (5,573,000)
  Other liabilities............................................................       (2,346,000)     (10,684,000)
                                                                                 ---------------  ---------------
    Total adjustments..........................................................        1,019,000      (21,160,000)
                                                                                 ---------------  ---------------
    Net cash provided by (used for) operating activities.......................        5,463,000      (15,840,000)
                                                                                 ---------------  ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................................          514,000       23,089,000
  Borrowings of senior debt....................................................        5,700,000        --
  Repayments of senior debt....................................................         (667,000)       --
  Increase in advances from minority shareholder of subsidiary.................          130,000        1,001,000
  Preferred stock dividend payment.............................................         (378,000)       --
                                                                                 ---------------  ---------------
    Net cash provided by financing activities..................................        5,299,000       24,090,000
                                                                                 ---------------  ---------------
Cash flows from investing activities:
  Additions to property and equipment..........................................        9,593,000       14,781,000
  Increase in other assets.....................................................        1,819,000        6,873,000
                                                                                 ---------------  ---------------
    Net cash used for investing activities.....................................       11,412,000       21,654,000
                                                                                 ---------------  ---------------
  Decrease in cash and cash equivalents........................................         (650,000)     (13,404,000)
                                                                                 ---------------  ---------------
    Cash and cash equivalents at end of period.................................  $       669,000  $    41,208,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------



          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of March 31, 1994 and the consolidated statements of income and cash flows for the three months ended March 31, 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented, all of which are of a normal recurring nature. Included in selling, general and administrative expenses is a $2.9 million increase to the allowance for doubtful accounts receivable for a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code subsequent to March 31, 1994.


    All common stock share amounts and earnings per share have been adjusted to reflect the 3.15-to-one common stock split in the form of a common stock dividend paid on February 4, 1994.

    Certain reclassifications have been made to the prior year's financial statements to conform to the current year's classifications.

NOTE 2 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                            FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           ----------------------
                                                              1993        1994
                                                           ----------  ----------
Cash paid for:
  Interest expense.......................................  $1,938,000  $4,791,000
  Income taxes...........................................  $1,267,000  $  619,000
Supplemental schedule of non-cash investing and financing
 activities:


    In January 1993, the Company issued 4,095,000 shares of Common Stock in exchange for 100% of issued and outstanding common stock of Niles Canyon Earth Station, Inc. and a binding agreement to acquire all of the capital stock of TRT. (See Note 3.)


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

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                                FOR THE THREE
                                                                                 MONTHS ENDED
                                                                                MARCH 31, 1993
                                                                                --------------
Revenue.......................................................................   $ 88,688,000
Net income before preferred stock dividend....................................      5,759,000
Net income available to common shareholders...................................      5,381,000
Primary earnings per share....................................................   $       0.09
Fully diluted earnings per share..............................................   $       0.09

    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at January 1, 1993 or of future results of operations.


NOTE 4 -- ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC


    The Company has operating agreements with foreign countries for international long distance service. Prior to April 1994, the Company accrued for revenues on inbound international long distance traffic based on an estimate of the proportion of inbound traffic it expects and, under the terms of such operating agreements, is entitled to receive in the future in relation to its own current outbound traffic to the respective foreign countries.



    On April 1, 1994, the Company discontinued the accrual of revenue related to the inbound traffic it is entitled to receive and adopted a new method which includes the deferral of a portion of the direct settlement payments made to foreign carriers related to international long distance traffic. As a result, an equal proportion of gross profit is recognized on both outbound and inbound traffic. The Company believes that this method more clearly reflects the economic effects of this activity.



    Effects on periods prior to 1994 are not material to the consolidated financial statements. The pro forma effect assuming the retroactive application of this method for the three months ended March 31, 1994 would be a decrease in operating income of approximately $1,300,000, a decrease in net income of approximately $760,000 and a decrease in primary and fully diluted earnings per share of approximately $0.01 per share.

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


                                                                             PERCENTAGE OF
                                                                             REVENUES FOR
                                                                               THE THREE
                                                                                MONTHS
                                                                            ENDED MARCH 31,
                                                                            ---------------
                                                                             1993     1994
                                                                            ------   ------
Total revenues............................................................    100.0%   100.0%
                                                                            ------   ------
Costs and expenses:
  Cost of sales...........................................................     64.8     67.5
  Selling, general and administrative.....................................     11.9     16.6
  Depreciation............................................................      7.0      5.2
  Amortization............................................................      1.7      1.3
                                                                            ------   ------
Total cost and expenses...................................................     85.4     90.6
                                                                            ------   ------
Operating income..........................................................     14.6      9.4
Interest, net.............................................................      2.9      1.1
                                                                            ------   ------
Income before minority interest and income taxes..........................     11.7      8.3
Minority interest.........................................................     (0.1)     0.1
                                                                            ------   ------
Income before income taxes................................................     11.6      8.4
Provision for income taxes................................................      4.7      3.5
                                                                            ------   ------
Income before preferred stock dividend....................................      6.9      4.9
Preferred stock dividend..................................................      0.6     --
                                                                            ------   ------
Net income available to common shareholders...............................      6.3%     4.9%
                                                                            ------   ------
                                                                            ------   ------


RESULTS OF OPERATIONS


    Operating results for the first quarter of 1994 resulted in the highest quarterly revenues in the Company's history. Total revenues and net income before preferred stock dividend reached $108,308,000 and $5,320,000 for the three month period ended March 31, 1994, respectively, versus $64,421,000 and $4,444,000 for the same period in 1993, respectively.



    REVENUES. Revenues for the three months ended March 31, 1994 increased by $43,887,000 or 68% from the same period one year ago. The increase is principally due to increases in international public switched long distance telephone and private line services resulting from the acquisitions of TRT on September 30, 1993 and to a lesser extent WorldCom Europe on December 31, 1993 (the "Acquisitions"). These services comprised 70% of revenues in the first quarter 1994 versus 48% in the first quarter 1993. Broadcast services revenues remained relatively flat and comprised 17% of revenues in the first quarter 1994 versus 28% in the same period 1993. IDB Mobile's communications services grew by approximately $2,000,000 in the first quarter 1994 from the same period in 1993, and comprise 9% of 1994 first quarter revenues versus 12.5% in 1993. In the first quarter 1993 the Company earned fees of $1,800,000 from operational assistance and other consulting services provided to TRT. Such fees ended with the acquisition of TRT in September 1993.

    COST OF SALES. Cost of sales increased by $31,321,000 or 75% in the first quarter 1994 from the first quarter 1993 due to the higher level of revenues provided by the Acquisitions. Cost of sales as a percentage of revenue increased principally due to high margin management fees earned in the first quarter of 1993 which did not recur in 1994.



    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $17,952,000 for the three months ended March 31, 1994 versus $7,680,000 for the three months ended March 31, 1993 primarily due to the Acquisitions. Selling, general and administrative costs increased as a percentage of revenue due to higher selling and marketing costs related to the Company's efforts to further expand its international private line and long distance telephone services and an increase to the allowance for doubtful accounts receivable, including $2.9 million for an accounts receivable from a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code subsequent to March 31, 1994.



    DEPRECIATION. Depreciation expense increased $1,123,000 in the first quarter 1994 from the first quarter 1993 principally due to the Acquisitions. Depreciation expense as a percentage of revenues decreased to 5.2% in the first quarter 1994 from 7.0% for the same period 1993 due to increased utilization of the Company's network facilities.


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

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Culver City, State of California, on August 21, 1994.



                                          IDB COMMUNICATIONS GROUP, INC.



                                          By:          /s/_RUDY WANN


                                          --------------------------------------

                                                        Rudy Wann
                                               Vice President, Finance and
                                                 Chief Financial Officer