Form 10-Q
period 1994-06-30
IDB COMMUNICATIONS GROUP INC
filed 1994-08-22
CIK 799319

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

       For Quarter Ended June 30, 1994      Commission File Number 0-14972

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

                              Yes _X_       No ___

    Number  of  shares  of  common  stock outstanding  as  of  August  16, 1994:
74,208,777

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         IDB COMMUNICATIONS GROUP, INC.
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I.      FINANCIAL INFORMATION
             Consolidated Balance Sheet.................................................................            3
             Consolidated Statement of Operations.......................................................            4
             Consolidated Statement of Cash Flows.......................................................            5
             Notes to Consolidated Financial Statements.................................................            6
             Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................           10

PART II.     OTHER INFORMATION..........................................................................           14

SIGNATURE...............................................................................................           16

                         IDB COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                  DECEMBER 31,        JUNE 30,
                                                                                      1993              1994
                                                                                ----------------  ----------------
                                                                                                    (UNAUDITED,
                                                                                                    SEE NOTE 1)
Current assets:
  Cash and cash equivalents...................................................  $     54,612,000  $     14,471,000
  Short-term investments......................................................        12,672,000        11,155,000
  Accounts receivable, less allowance for doubtful accounts of $5,751,000 in
   1993 and $10,846,000 in 1994...............................................       108,445,000       122,189,000
  Unbilled revenues...........................................................        13,900,000        13,311,000
  Prepaid expenses and other current assets...................................        23,139,000        31,218,000
                                                                                ----------------  ----------------
    Total current assets......................................................       212,768,000       192,344,000
                                                                                ----------------  ----------------
Property and equipment:
  Land........................................................................         2,489,000         2,489,000
  Buildings and improvements..................................................         6,567,000         6,428,000
  Equipment...................................................................       270,410,000       274,035,000
  Construction in progress....................................................        39,850,000        25,578,000
                                                                                ----------------  ----------------
    Total property and equipment..............................................       319,316,000       308,530,000
    Less accumulated depreciation and amortization............................        49,251,000        58,457,000
                                                                                ----------------  ----------------
    Net property and equipment................................................       270,065,000       250,073,000
Investment in and advances to joint venture...................................         --               25,642,000
Intangible assets, net........................................................       215,583,000       223,416,000
Other assets..................................................................        23,773,000        39,680,000
                                                                                ----------------  ----------------
    Total assets..............................................................  $    722,189,000  $    731,155,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.......................................  $     55,095,000  $     45,852,000
  Other accrued liabilities...................................................       119,805,000       144,687,000
                                                                                ----------------  ----------------
    Total current liabilities.................................................       174,900,000       190,539,000
Long-term liabilities.........................................................        38,369,000        40,744,000
Convertible subordinated debt.................................................       195,500,000       195,500,000
                                                                                ----------------  ----------------
    Total liabilities.........................................................       408,769,000       426,783,000
                                                                                ----------------  ----------------
Commitments and contingencies
Minority interest.............................................................        23,285,000         --
                                                                                ----------------  ----------------
Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized; 34,000 shares issued and none
   outstanding in 1993 and 1994...............................................         --                --
  Common stock, $.01 par value, 200,000,000 shares authorized; shares issued
   and outstanding, 71,713,076 in 1993 and 74,180,771 in 1994.................           717,000           742,000
  Additional paid-in capital..................................................       272,744,000       296,221,000
  Retained earnings...........................................................        16,674,000         7,409,000
                                                                                ----------------  ----------------
    Total shareholders' equity................................................       290,135,000       304,372,000
                                                                                ----------------  ----------------
    Total liabilities and shareholders' equity................................  $    722,189,000  $    731,155,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (UNAUDITED, SEE NOTE 1)

                                                    FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                     ENDED JUNE 30,
                                              --------------------------------  ----------------------------------
                                                   1993             1994              1993              1994
                                              --------------  ----------------  ----------------  ----------------
Revenues:
  Transmission services.....................  $   67,044,000  $    115,048,000  $    127,803,000  $    233,916,000
  Systems integration and other income......       5,657,000         9,245,000        11,589,000        13,164,000
  Fees earned from TRT......................       3,200,000         --                5,000,000         --
                                              --------------  ----------------  ----------------  ----------------
    Total revenues..........................      75,901,000       124,293,000       144,392,000       247,080,000
                                              --------------  ----------------  ----------------  ----------------
Costs and expenses
  Cost of sales.............................      51,347,000       112,789,000        97,171,000       201,899,000
  Selling, general and administrative.......       8,258,000        24,729,000        15,939,000        41,659,000
  Depreciation..............................       4,616,000         6,122,000         9,156,000        10,916,000
  Amortization..............................       1,168,000         1,503,000         2,227,000         2,878,000
                                              --------------  ----------------  ----------------  ----------------
    Total costs and expenses................      65,389,000       145,143,000       124,493,000       257,352,000
                                              --------------  ----------------  ----------------  ----------------
Operating income (loss).....................      10,512,000       (20,850,000)       19,899,000       (10,272,000)
Interest expense............................      (1,944,000)       (3,214,000)       (3,968,000)       (5,181,000)
Interest income.............................         511,000           719,000           646,000         1,999,000
                                              --------------  ----------------  ----------------  ----------------
Income (loss) before minority interest,
 equity in joint venture and income taxes...       9,079,000       (23,345,000)       16,577,000       (13,454,000)
Equity in loss of joint venture.............        --              (1,586,000)        --               (2,383,000)
Minority interest...........................         (72,000)        --                 (102,000)        --
                                              --------------  ----------------  ----------------  ----------------
Income (loss) before income taxes...........       9,007,000       (24,931,000)       16,475,000       (15,837,000)
Income tax provision (benefit)..............       3,648,000       (10,346,000)        6,673,000        (6,572,000)
                                              --------------  ----------------  ----------------  ----------------
Net income (loss) before preferred stock
 dividend...................................       5,359,000       (14,585,000)        9,802,000        (9,265,000)
Preferred stock dividend....................         340,000         --                  718,000         --
                                              --------------  ----------------  ----------------  ----------------
Net income (loss) available to common
 shareholders...............................  $    5,019,000  $    (14,585,000) $      9,084,000  $     (9,265,000)
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------
Earnings (loss) per share:
  Primary...................................       $.09            $(.20)             $.17             $(.13)
  Fully diluted.............................       $.09            $(.20)             $.17             $(.13)
Weighted average common shares outstanding:
  Primary...................................      53,928,000        74,120,000        52,117,000        73,676,000
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------
  Fully diluted.............................      60,244,000        74,120,000        58,440,000        73,676,000
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------

          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, SEE NOTE 1)

                                                                                  FOR THE SIX MONTHS ENDED JUNE
                                                                                               30,
                                                                                 --------------------------------
                                                                                      1993             1994
                                                                                 ---------------  ---------------
Cash and cash equivalents at beginning of period...............................  $     1,319,000  $    50,415,000
                                                                                 ---------------  ---------------
Cash flows from operating activities:
  Net income (loss) before preferred stock dividend............................        9,802,000       (9,265,000)
                                                                                 ---------------  ---------------
Adjustments to reconcile net income to net cash provided by
 (used for) operating activities:
  Depreciation expense.........................................................        9,156,000       10,916,000
  Amortization expense.........................................................        1,912,000        2,580,000
  Amortization of loan fees and discounts......................................          315,000          298,000
  Provision for doubtful accounts receivable...................................          660,000        5,277,000
  Deferred income taxes........................................................        5,349,000       (6,572,000)
  Equity in loss of joint venture..............................................        --               2,383,000
  Minority interest............................................................          102,000        --
Changes in operating assets and liabilities, net of acquisitions:
  Accounts receivable..........................................................      (22,429,000)     (40,895,000)
  Unbilled revenues............................................................        5,805,000          249,000
  Prepaid expenses and other current assets....................................       (1,677,000)      (9,785,000)
  Accounts payable and accrued expenses........................................       (6,508,000)       3,781,000
  Other liabilities............................................................        2,428,000       25,553,000
                                                                                 ---------------  ---------------
    Total adjustments..........................................................       (4,887,000)      (6,215,000)
                                                                                 ---------------  ---------------
    Net cash provided by (used for) operating activities.......................        4,915,000      (15,480,000)
                                                                                 ---------------  ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................................       51,994,000       23,502,000
  Borrowings of senior debt....................................................       10,500,000        --
  Repayments of senior debt....................................................      (30,654,000)       --
  Repayments of senior subordinated debt.......................................       (3,000,000)       --
  Increase in advances from minority shareholder of subsidiary.................        2,254,000        --
  Preferred stock dividend payment.............................................         (378,000)       --
                                                                                 ---------------  ---------------
    Net cash provided by financing activities..................................       30,716,000       23,502,000
                                                                                 ---------------  ---------------
Cash flows from investing activities:
  Additions to property and equipment..........................................       20,173,000       25,100,000
  Investments in and advances to joint venture.................................        --               4,813,000
  Increase in intangible and other assets......................................        5,763,000       15,570,000
  Sale of short term investments...............................................        --              (1,517,000)
                                                                                 ---------------  ---------------
    Net cash used for investing activities.....................................       25,936,000       43,966,000
                                                                                 ---------------  ---------------
  Increase (decrease) in cash and cash equivalents.............................        9,695,000      (35,944,000)
                                                                                 ---------------  ---------------
    Cash and cash equivalents at end of period.................................  $    11,014,000  $    14,471,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION
    The accompanying consolidated balance sheet as of June 30, 1994 and the consolidated statements of operations for the three and six month periods ended June 30, 1993 and 1994 and the consolidated statement of cash flows for the six months ended June 30, 1993 and 1994 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented, all of which are of a normal recurring nature except as noted below and in Notes 2 and 7.

    COMMON STOCK SPLIT. All common stock share amounts and earnings (loss) per share have been adjusted to reflect the 3.15-to-one common stock split in the form of a common stock dividend paid on February 4, 1994.

    TRANSMISSION SERVICES REVENUES. Effective April 1, 1994, the Company retroactively reclassified payments to foreign telephone companies to complete calls made from the United States by the Company's customers. These payments, which previously were classified as direct reductions of transmission services revenue, are now classified as cost of sales. Operating income (loss), net income (loss) available to common shareholders and the balance sheet are not affected.

                                                         NEW PRESENTATION
                                     --------------------------------------------------------
                                        FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                           ENDED JUNE 30,               ENDED JUNE 30,
                                     --------------------------  ----------------------------
                                        1993          1994           1993           1994
                                     -----------  -------------  -------------  -------------
INCOME STATEMENT
Total revenues.....................  $75,901,000  $ 124,293,000  $ 144,392,000  $ 247,080,000
Cost of sales......................   51,347,000    112,789,000     97,171,000    201,899,000
Total costs and expenses...........   65,398,000    145,143,000    124,493,000    257,352,000

                                                         OLD PRESENTATION
                                     --------------------------------------------------------
                                        FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                           ENDED JUNE 30,               ENDED JUNE 30,
                                     --------------------------  ----------------------------
                                        1993          1994           1993           1994
                                     -----------  -------------  -------------  -------------
INCOME STATEMENT
Total revenues.....................  $71,335,000  $  90,293,000  $ 135,756,000  $ 188,598,000
Cost of sales......................   46,781,000     78,789,000     88,535,000    143,407,000
Total costs and expenses...........   60,823,000    111,143,000    115,857,000    178,326,000

    This change was made to conform with industry reporting practices. All applicable 1993 financial information presented in the accompanying financial statements has been restated to conform to the 1994 presentation.

    IDB MOBILE. In the second quarter of 1994, the Company deconsolidated the results of operations of IDB Mobile Communications, Inc. ("IDB Mobile"), a 50% owned joint venture with a Canadian company. The Company has included IDB Mobile's results of operations for the six months ended June 30, 1994 using the equity method of accounting. (See Note 3.)

    NON-RECURRING ITEMS. Results of operations for the three months ended June 30, 1994 include certain items which the Company believes are of a non-recurring nature and have the effect of reducing pretax income for the three month period by approximately $20,350,000. (See Note 7.)

    INTANGIBLE ASSETS. Intangible assets reflect the valuation of operating agreements and other intangible assets, including goodwill and deferred income tax assets arising from the acquisition of World Communications, Inc. and TRT Communications, Inc. ("TRT"). (See Note 5.) The Company will complete its final determination of the purchase price allocation related to TRT by September 30, 1994.

    Certain reclassifications have been made to the prior year's financial statements to conform to the current year's classifications.

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC
    The Company has operating agreements with foreign countries for international long distance service. Prior to April 1994, the Company accrued for revenues on inbound international long distance traffic based on an estimate of the proportion of inbound traffic it expects and, under the terms of such operating agreements, is entitled to receive in the future in relation to its own current outbound traffic to the respective foreign countries.

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

NOTE 3 -- IDB MOBILE
    In the second quarter of 1994, the Company deconsolidated the results of operations of IDB Mobile. IDB Mobile's results of operations for the six month period ended June 30, 1994 have been included in the accompanying consolidated financial statements using the equity method of accounting. The Company is currently evaluating its options with respect to its investment in IDB Mobile, including the possible sale of its 50% equity interest, because the Company no longer views IDB Mobile as part of its long-term strategy. As a result, the Company has significantly reduced its involvement in the management of IDB Mobile while, at the same time, its venture partner has substantially increased its participation in the operations of the venture. Therefore, the Company believes that it no longer exercises effective operating control over IDB Mobile which previously provided the basis for the consolidation of IDB Mobile's operating results.

    Summary financial information for IDB Mobile is as follows:

OPERATING RESULTS

                                      THREE MONTHS               SIX MONTHS
                                     ENDED JUNE 30,            ENDED JUNE 30,
                                ------------------------  ------------------------
                                   1993         1994         1993         1994
                                -----------  -----------  -----------  -----------
Revenue.......................  $11,556,000  $10,642,000  $21,007,000  $20,644,000
Net loss......................  $   494,000  $ 3,171,000  $ 1,032,000  $ 4,767,000

FINANCIAL POSITION

                                                                          DECEMBER 31,      JUNE 30,
                                                                              1993            1994
                                                                         --------------  --------------
Assets.................................................................  $   62,039,000  $   63,330,000
Liabilities............................................................  $   56,407,000  $   62,464,000

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                   ----------------------
                                                                      1993        1994
                                                                   ----------  ----------
Cash paid for:
  Interest expense...............................................  $4,849,000  $4,882,000
  Income taxes...................................................  $1,325,000  $1,588,000

    In January 1993, the Company issued 4,095,000 shares of Common Stock in exchange for 100% of issued and outstanding common stock of Niles Canyon Earth Station, Inc. and a binding agreement to acquire all of the capital stock of TRT. (See Note 5.)

NOTE 5 -- ACQUISITION
    In 1993, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Pacific Telecom, Inc. ("PTI"), and two of its subsidiaries, International Communications Holdings, Inc. ("ICHI") and PTI Harbor Bay, Inc. ("Harbor Bay"), to acquire all of the outstanding capital stock of TRT, a subsidiary of ICHI, and Niles Canyon Earth Station, Inc. ("Niles Canyon"), a subsidiary of Harbor Bay. Pursuant to the first phase of the Exchange Agreement, effective January 22, 1993, the Company issued to ICHI and Harbor Bay a total of 4,095,000 shares of Common Stock and acquired all of the outstanding common stock of Niles Canyon. On September 23, 1993, the Company completed the second phase of the Exchange Agreement, and issued and paid to ICHI and Harbor Bay a total of 10,080,000 shares of Common Stock and $1,000,000 in cash in exchange for all of the outstanding stock of TRT.

    As part  of  the  Exchange  Agreement,  the  Company  agreed  to  assist  in operations of, and provide certain support services to, TRT and ICHI for aggregate monthly fees of approximately $1,000,000 per month through the completion of the second phase of the acquisition. The Company earned approximately $5,000,000 in such fees in the six month period ended June 30, 1993.

    The following unaudited pro forma results of continuing operations assume TRT was acquired as of January 1, 1993 after giving effect to certain adjustments including the elimination of intercompany revenues and expenses among the Company and TRT and certain historical operating and selling, general and administrative expenses representing duplicate costs to be eliminated upon the integration of TRT.

                                                                       FOR THE THREE      FOR THE SIX
                                                                        MONTHS ENDED      MONTHS ENDED
                                                                       JUNE 30, 1993     JUNE 30, 1993
                                                                      ----------------  ----------------
Revenue.............................................................  $    108,425,000  $    215,054,000
Net income before preferred stock dividend..........................         6,210,000        11,969,000
Net income available to common shareholders.........................         5,870,000        11,251,000
Primary earnings per share..........................................  $           0.08  $           0.17
Fully diluted earnings per share....................................  $           0.08  $           0.17

    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at January 1, 1993 or of future results of operations.

NOTE 6 -- SUBSEQUENT EVENT
    On August 1, 1994, the Company and LDDS Communications, Inc. ("LDDS") entered into a definitive agreement providing for the acquisition of the Company by LDDS. The acquisition is structured as a merger of a newly-formed, wholly-owned subsidiary of LDDS into the Company. The

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- SUBSEQUENT EVENT (CONTINUED)
Company will be the surviving entity upon consummation of the merger and will be a wholly-owned subsidiary of LDDS. Under the terms of the agreement, the Company's stockholders will receive in the merger a minimum of .450867 LDDS share for each Company share if LDDS shares are valued at $22 or more, or a maximum of .520231 LDDS share for each Company share if LDDS shares are valued at $16 or less. The exchange ratio decreases by .001445 LDDS share for every $.125 increase in LDDS share value between $16 and $22. The transaction will be a tax-free exchange accounted for on a pooling-of-interests basis. Completion of the merger is subject to, among other things, customary closing conditions, approval of the stockholders of the Company and LDDS and certain regulatory approvals. No assurances can be given that the merger will be completed or, if completed, will be completed on the terms described herein.

NOTE 7 -- NON-RECURRING ITEMS:

    Results of operations for the three months ended June 30, 1994 include certain charges and credits that the Company believes are of a non-recurring nature. The combined effect of these non-recurring adjustments reduced pretax income by approximately $20,350,000 as follows:

                                                             INCREASE (DECREASE)
                                               ------------------------------------------------
                                                                  (IN 000'S)
                                               ------------------------------------------------
                                                                                EQUITY IN LOSS
                                                           COST OF                    OF
                                                REVENUE     SALES      SG&A      JOINT VENTURE
                                               ---------  ---------  ---------  ---------------
Accounting for international long distance
 traffic related to periods prior to April 1,
 1994........................................  $  (8,300) $  (6,300) $  --         $  --
Additions to sales credit reserves and
 allowance for doubtful accounts.............     (6,000)    --          3,500        --
Acquisition related expenses.................     --         --          2,000        --
Broadcast facility reserves..................     --          2,300     --            --
Accounting and legal expenses................     --         --          1,500        --
Other........................................     --         --          2,400          (650)

NOTE 8 -- CONTINGENCIES
    The Company and certain of its current and former directors and officers are defendants in shareholder class action lawsuits. The class action complaints allege, among other things, violations of federal securities laws for disseminating allegedly false and misleading statements concerning the Company's earnings and accounting practices. The class action complaints seek damages suffered by the class, the cost of the suits including attorney fees, punitive damages and injunctive relief.

    Shareholder derivative actions have also been filed alleging that certain of the Company's officers and directors breached their fiduciary duties to the Company by trading on inside information, accepting bonuses based on false and inflated Company financial results and exposing the Company to liability under the securities laws. These actions seek restitution to the Company, injunctive relief, costs and attorneys' fees.

    The Securities and Exchange Commission has initiated an investigation concerning certain matters, including the Company's financial position, books and records and internal controls and trading in the Company's securities. The Company is cooperating with the investigation.

    The Company is unable at this time to predict the outcome of any of the foregoing matters. However, if determined adversely to the Company, the impact of such matters on the financial position and results of operations of the Company could be material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    As an aid to understanding the Company's operating results, the following table shows the percentage relationship to total revenues of certain items included in the Statement of Operations. The Company principally derives revenues from international public switched long distance telephone and international private line services, radio and television transmission services and mobile communications (in 1993) and systems integration services provided on the Company's domestic and international communications network.

                                                                PERCENTAGE OF REVENUES
                                                          -----------------------------------
                                                           FOR THE THREE       FOR THE SIX
                                                               MONTHS             MONTHS
                                                           ENDED JUNE 30,     ENDED JUNE 30,
                                                          ----------------   ----------------
                                                           1993     1994      1993     1994
                                                          ------   -------   ------   -------
Total revenues..........................................    100.0%   100.0%    100.0%   100.0%
                                                          ------   -------   ------   -------
Costs and expenses:
  Cost of sales.........................................     67.6     90.8      67.3     81.7
  Selling, general and administrative...................     10.9     19.9      11.0     16.8
  Depreciation..........................................      6.1      4.9       6.3      4.4
  Amortization..........................................      1.5      1.2       1.6      1.2
                                                          ------   -------   ------   -------
Total cost and expenses.................................     86.1    116.8      86.2    104.1
                                                          ------   -------   ------   -------
Operating income (loss).................................     13.9    (16.8)     13.8     (4.1)
Interest, net...........................................      1.9      2.0       2.3      1.3
                                                          ------   -------   ------   -------
Income (loss) before minority interest and income
 taxes..................................................     12.0    (18.8)     11.5     (5.4)
Equity in loss of joint venture.........................   --         (1.3)     --       (1.0)
Minority interest.......................................     (0.1)  --          (0.1)  --
                                                          ------   -------   ------   -------
Income (loss) before income taxes.......................     11.9    (20.1)     11.4     (6.4)
Income tax provision (benefit)..........................      4.8     (8.4)      4.6     (2.7)
                                                          ------   -------   ------   -------
Income (loss) before preferred stock dividend...........      7.1    (11.7)      6.8     (3.7)
Preferred stock dividend................................      0.5   --           0.5   --
                                                          ------   -------   ------   -------
Net income (loss) available to common shareholders......      6.6%   (11.7)%     6.3%    (3.7)%
                                                          ------   -------   ------   -------
                                                          ------   -------   ------   -------

RESULTS OF OPERATIONS

    Operating results for the second quarter of 1994 resulted in revenues of $124,293,000 and a net loss of $14,585,000 versus revenues of $75,901,000 and net income of $5,019,000 for the same period in 1993. For the six months ended June 30, 1994, revenues and net loss were $247,080,000 and $9,265,000, respectively, as compared to revenues of $144,392,000 and net income of $9,084,000 for the same period in 1993. Operating results in the second quarter of 1994 were significantly affected by certain non-recurring charges described below. (See Note 7 to the Consolidated Financial Statements.) Effective April 1, 1994, the Company retroactively reclassified payments to foreign telephone companies to complete calls made from the United States by the Company's customers. These payments, which previously were classified as direct reductions of transmission services revenue, are now classified as cost of sales. Operating income, net income available to common shareholders and the balance sheet for periods prior to April 1, 1994 are not affected. This change was made to conform with industry reporting practices. All applicable 1993 financial information presented in the Consolidated Financial Statements has been restated to conform to the 1994 presentation.

    In the second quarter of 1994, the Company also deconsolidated its results of operations with IDB Mobile, and has reflected those results of operations for IDB Mobile for the six months ended June 30,

1994 under the equity method of accounting. For the same period in 1993, IDB Mobile's results of operations are consolidated with Company's results of operations. (See Note 3 to the Consolidated Financial Statements.)

    REVENUES.  Revenues comprised the following:

                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                              --------------------------------  ----------------------------------
                                                   1993             1994              1993              1994
                                              --------------  ----------------  ----------------  ----------------
IDB WorldCom................................  $   36,698,000  $     93,866,000  $     71,246,000  $    193,858,000
IDB Broadcast...............................      20,856,000        21,182,000        39,022,000        40,058,000
IDB Mobile..................................       9,490,000         --               17,535,000         --
                                              --------------  ----------------  ----------------  ----------------
  Transmission services revenues............      67,044,000       115,048,000       127,803,000       233,916,000
Systems integration.........................       2,925,000         5,187,000         7,073,000         8,660,000
Management fee..............................       3,200,000         --                5,000,000         --
Other.......................................       2,732,000         4,058,000         4,516,000         4,504,000
                                              --------------  ----------------  ----------------  ----------------
  Total revenues............................  $   75,901,000  $    124,293,000  $    144,392,000  $    247,080,000
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------

    Revenues for IDB WorldCom, the Company's division which provides international switched voice and private line services, grew by $57,168,000 and $122,612,000 for the three and six month periods ended June 30, 1994, respectively, as compared to same periods in 1993. The growth resulted principally from the acquisition of TRT as of September 30, 1993 and the Company's continued rapid growth in the international switched voice business, which represents approximately 63% of IDB WorldCom transmission revenues for the six months ended June 30, 1994. Since the TRT acquisition at September 30, 1993, the Company has experienced average monthly growth of approximately 7% in international telephone minutes.

    The growth in international minutes has principally been fueled by the Company's efforts, since its acquisition of TRT, to provide its international telephone services to other long distance carriers who do not have the direct operating agreements the Company has obtained. The Company currently derives approximately 85% of its international telephone revenues from such carrier customers, as compared to approximately 75% in late 1993. The remaining 15% are derived from commercial accounts.

    In the three months ended June 30, 1994, the Company recorded an increase of approximately $6,000,000 in its sales credit reserve to reflect a revision in the estimate of potential sales credits due to customers. This charge has been deducted from IDB WorldCom revenues for the second quarter of 1994. IDB WorldCom revenues have also been reduced by approximately $8,300,000 to reflect the accounting for international long distance traffic for periods prior to April 1, 1994. (See Notes 1, 2 and 7 to the Consolidated Financial Statements.)

    Broadcast revenues for the three months and six months ended June 30, 1994 did not vary significantly from the corresponding periods in 1993. IDB Mobile revenues were consolidated in 1993 and are being reflected under the equity method of accounting in 1994.

    For the three months and six months ended June 30, 1993, the Company recorded $3,200,000 and $5,000,000 respectively, for fees earned in connection with agreements to provide management assistance to TRT prior to its acquisition by the Company. No such fees were recorded in 1994.

    COST OF SALES. Cost of sales as a percentage of revenues increased to 90.8% and 81.7% for the three and six month periods ended June 30, 1994, respectively, compared to 67.6% and 67.3% for the same periods in 1993. The increase is principally due to the Company's changing revenue mix. International telephone services which comprised approximately 50% of total revenues for the six months ended June 30, 1994 compared to 15% of total revenues for the same period in 1993 carry a higher cost of sales than other transmission services provided by the Company. Additionally, in the second quarter of 1994, average revenue per minute for outbound traffic decreased as a result of an increase in carrier revenue as a proportion of total international telephone revenue. Carrier rates are approximately 20-25% lower than rates charged to commercial customers. Thus, the changing mix has resulted in a lower average revenue per minute trend. In addition, the Company decreased rates to carrier customers resulting in continued market share gains but lower margins because termination costs per minute remained relatively stable during the first six months of 1994.

    The Company has implemented a number of steps to improve margins. IDB WorldCom has hired a number of additional commercial sales management personnel to focus on obtaining new commercial accounts to increase margins. The Company has also begun to revise its least cost routing network scheme for delivery of off-net traffic to take advantage of lower rates offered by various carriers. In addition, the Company is in the process of increasing its facilities to several countries with whom it has operating agreements but where, because of the rapid minute growth it has experienced, the Company is currently unable to deliver all of its outbound traffic over existing facilities. As a result, the Company currently must use other carriers at a higher cost to deliver this overflow traffic. These steps, designed to reduce the termination costs per minute, are expected to begin to take effect in the third and fourth quarter of 1994. In addition, the Company recorded a $2,300,000 charge for unfavorable broadcast transponder leases.

    Cost of sales have also been reduced by approximately $6,300,000 to reflect the accounting for international long distance traffic for periods prior to April 1, 1994. (See Notes 1, 2 and 7 to the Consolidated Financial Statements.)

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased to $24,729,000 and $41,659,000 for the three and six month period ended June 30 , 1994, respectively, from $8,258,000 and $15,939,000 for the same periods in 1993 primarily as a result of the acquisition of TRT. Additionally, in the second quarter of 1994, the Company incurred significant one time expenses of approximately $2,000,000 due to the aborted acquisition of Peoples Telephone, Inc., the LDDS transaction (see Notes 6 and 7 to the Consolidated Financial Statements) and other transactions no longer in progress as of June 30, 1994, and approximately $1,500,000 in accounting and legal expenses incurred in connection with the resignation of its prior auditors in May 1994 and ensuing litigation. The Company also recorded approximately $3,500,000 of additional allowance for uncollectible accounts receivable.

    DEPRECIATION.   Depreciation expense increased $1,506,000 and $1,760,000 for the three and six month periods ended June 30, 1994, respectively, from the same periods in 1993 principally as a result of the acquisition of TRT.

    AMORTIZATION.   Amortization expense  for the  three and  six month  periods ended June 30, 1994 increased by $335,000 and $651,000, respectively, from the same periods in 1993 principally due to the acquisition of TRT.

    INTEREST, NET. Interest, net for the three months ended June 30, 1994 increased by $1,062,000 principally due to additional interest expense recorded in connection with liabilities assumed in connection with the acquisition of TRT, partially offset by the Company's ability to invest excess cash in interest earning investments. Interest, net for the six months ended June 30, 1994 decreased by $140,000 compared to the same period in 1993 principally as the result of significantly higher excess cash balances which the Company invested in interest bearing investments, offset by interest expense incurred in connection with liabilities assumed in connection with the acquisition of TRT.

INFLATION

    Since its inception, the Company's results of operations have not been significantly affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed growth through borrowings, cash generated from operations and sales of shares of its Common Stock and 5% Convertible Subordinated Notes due 2003 (the "Subordinated Notes").

    The Subordinated Notes issued in August 1993 are convertible at any time prior to maturity, unless previously redeemed, into Common Stock of the Company at a conversion price of $18.15 per share, as adjusted to reflect the 3.15-to-one Common Stock split in the form of a 215% Common Stock dividend paid on February 1994 and subject to further adjustment in certain events. The Subordinated Notes bear interest at a rate of 5% per annum and interest is payable on February 15 and August 15 of each year. The Subordinated Notes are redeemable at any time after August 15, 1996, in whole or in part, at the option of the Company, at declining redemption prices plus accrued interest. The Subordinated Notes are unsecured and subordinated to all existing and future senior indebtedness of the Company and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of the Company. The Subordinated Notes contain no limitation on the incurrence of additional indebtedness by the Company and its subsidiaries.

    In November 1993, Bank of America National Trust and Savings Association agreed to make a $15,000,000 line of credit available to the Company (the "Line of Credit"). Advances made pursuant to the Line of Credit bear interest at a floating rate based, at the option of the Company, on a domestic index or an offshore index. All advances and letters of credit made under the Line of Credit mature on October 31, 1995 and the Line of Credit expires on such date. The Company may at any time terminate the Line of Credit by payment of all outstanding advances and other obligations under the Line of Credit and cash collateralization of all letters of credit existing at that time. As of June 30, 1994, there were no amounts outstanding under the Line of Credit.

    During the six month period ended June 30, 1994, the Company's capital expenditures, including improvements, replacements and additions of communications equipment and facilities, were approximately $25,100,000. The Company historically has invested significantly to build its communications network.

    Net cash used by operating activities in the six months ended June 30, 1994 was $15,480,000 compared to net cash provided by operating activities of $4,915,000 in the same period in 1993 principally due to increases in accounts receivable as a result of the acquisition of TRT and the rapid growth of international telephone long distance revenue. Cash provided by financing activities in the six month period ended June 30, 1994 was $23,502,000 compared to $30,716,000 in the same period in 1993, reflecting the issuance of common shares in both periods. Net cash used in investing activities in the six month period ended June 30, 1994 was $43,966,000 compared to $25,936,000 in the same period in 1993. The increase related principally to an increase of $5,000,000 in capital spending and $8,000,000 of costs deferred in connection with the Company's accounting policy for international long distance revenues.

    The Company's capital commitments, as of August 3, 1994, consisted primarily of outstanding purchase orders (some of which are cancelable at the Company's option) to acquire approximately $24,700,000 of equipment, including long term commitments on undersea fiber optic cables of $11,850,000, which will be financed by cash from operations and bank borrowings. It is anticipated that the Company's 1994 expenditures will exceed that amount. The Company expects that cash flow from operations, its current holdings of cash and marketable securities and its borrowing capabilities under the Line of Credit will satisfy its projected working capital and capital expenditure requirements through fiscal 1994. Thereafter, the Company may seek additional debt or equity financing from time to time to supplement cash generated from operations and finance future growth opportunities.

    The Company is a defendant in certain shareholder lawsuits. (See Note 8 to the Consolidated Financial Statements.) If these matters are determined adversely to the Company, the impact of these lawsuits and the costs associated therewith could have a material adverse effect on the liquidity of the Company.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

IN   RE  IDB  COMMUNICATIONS   GROUP,  INC.  SECURITIES   LITIGATION,  Case  No.
CV-94-3618-RG (C.D. Cal.)

    Between June 1, 1994 and June 6, 1994, 22 shareholder class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current and former directors and officers. On June 7, 1994, a shareholder derivative lawsuit was filed against certain officers and directors of the Company, including Messrs. Sudikoff and Cheramy. The Company is a nominal defendant in this derivative lawsuit.

    On July 17, 1994, the District Court ordered these class action and derivative lawsuits consolidated. Under the court's order, the plaintiffs must file a consolidated amended complaint no later than September 15, 1994, unless otherwise agreed by the parties. A consolidated amended complaint has not yet been filed. Defendants will have 60 days from the filing of the consolidated amended complaint to respond.

    The class action complaints allege violations of the federal securities laws for disseminating allegedly false and misleading statements concerning the Company's earnings and accounting practices. These claims are asserted under one or more of the following provisions of the federal securities laws: Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11, 12(2) and 15 of the Securities Act of 1933. In addition, one of the class action complaints also alleges claims under the California Corporations Code, and the derivative lawsuit pleads claims for breach of fiduciary duty and gross negligence.

    The class action complaints each seek damages suffered by the class and the costs of the suit, including attorneys' fees. In addition, certain of the class action complaints also seek punitive damages and injunctive relief. The derivative action seeks recovery of all damages suffered by the Company, with interest thereon, as well as the derivative plaintiff's costs and attorneys' fees. The Company is also a party to indemnification agreements with certain of the other defendants, including the Company's officers and directors, certain selling shareholders and certain underwriters. The Company's officers and directors are not covered by any applicable liability insurance.

STEELE V. SUDIKOFF, ET. AL., Civ. Action No. 13595 (Del. Chancery Court).

    A second shareholder derivative action was filed in Delaware Chancery court on or about July 1, 1994, alleging that certain of the Company's officers and directors breached their fiduciary duties to the Company by trading on inside information, accepting bonuses based on false and inflated Company financial results and exposing the Company to liability under the securities laws. Plaintiff seeks restitution to the Company, injunctive relief, costs and attorneys' fees.

SEC INVESTIGATION

    The Securities and Exchange Commission ("SEC") has initiated an investigation concerning certain matters, including the Company's financial position, books and records and internal controls and trading in the Company's securities. The Company is cooperating with the SEC's investigation.

                            ------------------------

    The Company is unable at this time to predict the outcome of any of the foregoing matters. However, if determined adversely to the Company, the impact of such matters on the financial condition and results of operations of the Company could be material.

ITEM 2.  CHANGES IN SECURITIES.

    This item is inapplicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    This item is inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    This item is inapplicable.

ITEM 5.  OTHER INFORMATION.

    This item is inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)EXHIBITS

       None.

    (b) The Registrant filed the following Current Reports on Form 8-K in the second quarter of 1994:

       FILE DATE                 EVENT DATE              REPORTING ON:
- - ------------------------  ------------------------  ------------------------
     April 22, 1994            April 20, 1994             Item 5 event
      May 31, 1994              May 23, 1994              Item 4 event
     June 14, 1994              May 23, 1994              Item 5 event
     June 27, 1994             June 24, 1994              Item 4 event

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Culver City, State of California, on August 21, 1994.

                                          IDB COMMUNICATIONS GROUP, INC.

                                          By:          /s/ RUDY WANN

                                          --------------------------------------
                                                          Rudy Wann
                                                 Vice President, Finance and
                                                   Chief Financial Officer