Form 10-Q
period 1994-09-30
IDB COMMUNICATIONS GROUP INC
filed 1994-11-14
CIK 799319

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 1994    Commission File Number 0-14972

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

                               Yes  X       No
                                   ---         ---

     Number of shares of common stock outstanding as of November 7, 1994:
74,461,680

                         IDB COMMUNICATIONS GROUP, INC.
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION
          Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . 2
          Consolidated Statement of Operations . . . . . . . . . . . . . . . . 3
          Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . 4
          Notes to Consolidated Financial Statements . . . . . . . . . . . . . 5
          Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 9
PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .13
SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15


- - --------------------------------------------------------------------------------

                         IDB COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET


                                                         ASSETS

                                                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                                                 1993                1994
                                                                                                 ----                ----
                                                                                                                  (UNAUDITED,
                                                                                                                  SEE NOTE 1)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $54,612,000         $22,685,000
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,672,000           3,036,000
  Accounts receivable, less allowance for doubtful accounts of $5,751,000 in
    1993 and $18,578,000 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      108,445,000          99,256,000
  Unbilled revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,900,000           8,073,000
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . . . .       23,139,000          31,773,000
                                                                                             ------------        ------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      212,768,000         164,823,000
                                                                                             ------------        ------------

Property and equipment:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,489,000           2,489,000
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,567,000           6,434,000
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      270,410,000         276,964,000
  Construction in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,850,000          29,816,000
                                                                                             ------------        ------------
    Total property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .      319,316,000         315,703,000
    Less accumulated depreciation and amortization . . . . . . . . . . . . . . . . . . .       49,251,000          63,963,000
                                                                                             ------------        ------------
    Net property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      270,065,000         251,740,000
Investment in and advances to joint venture. . . . . . . . . . . . . . . . . . . . . . .               --          24,929,000
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      152,786,000         181,177,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,773,000          40,509,000
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,797,000                  --
                                                                                             ------------        ------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $722,189,000        $663,178,000
                                                                                             ------------        ------------
                                                                                             ------------        ------------

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .      $55,095,000         $59,262,000
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      119,805,000         121,735,000
  Shareholder litigation reserve. . . . . . . . . . . . . . . . . . . . . . . . . . . .                --          76,000,000
                                                                                             ------------        ------------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      174,900,000         256,997,000

  Long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,369,000          36,979,000
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --          20,096,000
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --          10,000,000
  Convertible subordinated debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      195,500,000         195,500,000
                                                                                             ------------        ------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      408,769,000         519,572,000
                                                                                             ------------        ------------
  Commitments and contingencies
  Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,285,000                  --
                                                                                             ------------        ------------
Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized; 34,000 shares issued and none
  outstanding in 1993 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --                  --
  Common stock, $.01 par value, 200,000,000 shares authorized; shares issued
  and outstanding, 71,713,076 in 1993 and 74,389,516 in 1994 . . . . . . . . . . . . . .          717,000             744,000
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      272,744,000         296,708,000
  Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . . . . . . . . .       16,674,000        (153,846,000)
                                                                                             ------------        ------------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      290,135,000         143,606,000
                                                                                             ------------        ------------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . . . .     $722,189,000        $663,178,000
                                                                                             ------------        ------------
                                                                                             ------------        ------------



          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (UNAUDITED, SEE NOTE 1)


                                                           FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                            -------------------                     -------------------
                                                         1993                1994                1993                1994
                                                         ----                ----                ----                ----

Revenues:
  Transmission services. . . . . . . . . . .          $68,739,000        $125,394,000        $196,542,000        $359,310,000
  Systems integration and other income . . .            5,239,000           5,626,000          16,828,000          18,790,000
  Fees earned from TRT . . . . . . . . . . .            3,000,000                  --          8,000,000                   --
                                                      -----------        ------------        ------------        ------------
    Total revenues . . . . . . . . . . . . .           76,978,000         131,020,000         221,370,000         378,100,000
                                                      -----------        ------------        ------------        ------------
Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . .           51,360,000         122,879,000         148,531,000         324,777,000
  Selling, general and administrative. . . .            8,205,000          22,268,000          24,144,000          63,925,000
  Depreciation . . . . . . . . . . . . . . .            4,839,000           6,485,000          13,994,000          17,402,000
  Amortization . . . . . . . . . . . . . . .              882,000           1,216,000           3,110,000           4,095,000
  Provision to reduce the carrying value of
     IDB Broadcast assets. . . . . . . . . .                   --          35,000,000                  --          35,000,000
                                                      -----------        ------------        ------------        ------------
    Total costs and expenses . . . . . . . .           65,286,000         187,848,000         189,779,000         445,199,000
                                                      -----------        ------------        ------------        ------------
Operating income (loss). . . . . . . . . . .           11,692,000         (56,828,000)         31,591,000         (67,099,000)

Interest expense . . . . . . . . . . . . . .           (1,899,000)         (2,838,000)         (5,846,000)         (8,019,000)
Interest income. . . . . . . . . . . . . . .              665,000             794,000           1,290,000           2,793,000

Provision for shareholder litigation. . . . .                  --          76,000,000                  --          76,000,000
                                                      -----------        ------------        ------------        ------------

Income (loss) before minority interest,
   equity in joint venture, income taxes and
   extraordinary item. . . . . . . . . . . .           10,458,000        (134,872,000)         27,035,000        (148,325,000)
Equity in loss of joint venture. . . . . . .                   --          (1,489,000)                 --          (3,872,000)
Minority interest. . . . . . . . . . . . . .              (95,000)                 --            (197,000)                 --
                                                      -----------        ------------        ------------        ------------
Income (loss) before income taxes
   and extraordinary item. . . . . . . . . .           10,363,000        (136,361,000)         26,838,000        (152,197,000)

Income tax provision. . . . . . . . . . . .             4,360,000          18,323,000          11,033,000          18,323,000
                                                      -----------        ------------        ------------        ------------
Net income (loss) before extraordinary item.            6,003,000        (154,684,000)         15,805,000        (170,520,000)

Extraordinary item, net of tax . . . . . . .           (7,949,000)                 --          (7,949,000)                 --
                                                      -----------        ------------        ------------        ------------
Net income (loss) before preferred stock
   dividend. . . . . . . . . . . . . . . . .           (1,946,000)       (154,684,000)          7,856,000        (170,520,000)

Preferred stock dividend . . . . . . . . . .              340,000                  --           1,058,000                  --
                                                      -----------        ------------        ------------        ------------

Net income (loss) available to common
   shareholders. . . . . . . . . . . . . . .          ($2,286,000)      ($154,684,000)         $6,798,000       ($170,520,000)
                                                      -----------        ------------        ------------        ------------
                                                      -----------        ------------        ------------        ------------

Primary earnings per share:
 Net income (loss) available to common
  shareholders before extraordinary item . .                $0.10              ($2.08)              $0.27              ($2.31)
 Extraordinary item. . . . . . . . . . . . .                (0.14)                 --               (0.14)                --
Net income (loss) available to
 common shareholders . . . . . . . . . . . .                ($.04)             ($2.08)              $0.13              ($2.31)

Fully diluted earnings per share:
Net income (loss) before extraordinary item.                $0.09              ($2.08)              $0.26              ($2.31)
 Extraordinary item. . . . . . . . . . . . .               ($0.12)                 --              ($0.13)                 --
 Net income (loss) . . . . . . . . . . . . .               ($0.03)             ($2.08)              $0.13              ($2.31)

Weighted average common shares outstanding:.
  Primary. . . . . . . . . . . . . . . . . .           57,519,000          74,285,000          53,928,000          73,859,000
  Fully diluted. . . . . . . . . . . . . . .           63,851,000          74,285,000          60,244,000          73,859,000
                                                      -----------        ------------        ------------        ------------
                                                      -----------        ------------        ------------        ------------




          See accompanying notes to consolidated financial statements.

                          IDB COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED, SEE NOTE 1)


                                                                                                    FOR THE NINE MONTHS
                                                                                                    ENDED SEPTEMBER 30,
                                                                                                    -------------------
                                                                                                 1993                1994
                                                                                                 ----                ----

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .           $1,319,000         $50,415,000
                                                                                             ------------        ------------
Cash flows from operating activities:
  Net income (loss) before preferred stock dividend. . . . . . . . . . . . . . . . .            7,856,000        (170,520,000)
                                                                                             ------------        ------------

Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities:
  Extraordinary item, net of income tax benefit of $5,639,000. . . . . . . . . . . .            7,949,000                  --
  Provision for shareholder litigation . . . . . . . . . . . . . . . . . . . . . . .                   --          76,000,000
  Depreciation expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,994,000          17,402,000
  Amortization expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,730,000           3,643,000
  Amortization of loan fees and discounts. . . . . . . . . . . . . . . . . . . . . .              380,000             452,000
  Provision for doubtful accounts receivable . . . . . . . . . . . . . . . . . . . .            1,046,000          10,565,000
  Provision to reduce the carrying value of IDB Broadcast assets . . . . . . . . . .                   --          35,000,000
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,707,000          18,323,000
  Equity in loss of joint venture. . . . . . . . . . . . . . . . . . . . . . . . . .                   --           3,872,000
  Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              197,000                  --
Changes in operating assets and liabilities, net of acquisitions:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (29,220,000)        (20,750,000)
  Unbilled revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,974,000           5,487,000
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .           (4,665,000)         (9,140,000)
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .              957,000          17,191,000
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,465,000)          2,383,000
                                                                                             ------------        ------------
    Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,584,000         160,428,000
                                                                                             ------------        ------------
    Net cash provided by (used for) operating activities . . . . . . . . . . . . . .            9,440,000         (10,092,000)
                                                                                             ------------        ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . .           53,315,000          23,993,000
  Borrowings of senior debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,500,000          10,000,000
  Borrowings of convertible subordinated debt. . . . . . . . . . . . . . . . . . . .          190,250,000                  --
  Repayments of senior debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (83,066,000)                 --
  Repayments of senior subordinated debt . . . . . . . . . . . . . . . . . . . . . .          (21,000,000)                 --
  Payment of debt redemption premiums. . . . . . . . . . . . . . . . . . . . . . . .           (9,257,000)                 --
  Increase in advances from minority shareholder of subsidiary . . . . . . . . . . .            2,387,000                  --
  Preferred stock dividend payment . . . . . . . . . . . . . . . . . . . . . . . . .           (1,058,000)                 --
                                                                                             ------------        ------------
    Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .          142,071,000          33,993,000
                                                                                             ------------        ------------
Cash flows from investing activities:
  Additions to property and equipment. . . . . . . . . . . . . . . . . . . . . . . .          (33,210,000)        (36,254,000)
  Investments in and advances to joint venture . . . . . . . . . . . . . . . . . . .                   --          (5,589,000)
  Increase in intangibles, deferred income taxes and other assets. . . . . . . . . .           (9,997,000)        (19,424,000)
  Payments for purchase of TRT, net of acquired cost . . . . . . . . . . . . . . . .             (982,000)                 --
  Sale of short term investments . . . . . . . . . . . . . . . . . . . . . . . . . .                   --           9,636,000
                                                                                             ------------        ------------
    Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . .          (44,189,000)        (51,631,000)
                                                                                             ------------        ------------

  Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . .          107,322,000         (27,730,000)

    Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .         $108,641,000         $22,685,000
                                                                                             ------------        ------------
                                                                                             ------------        ------------


          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -- BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of September 30, 1994 and the consolidated statements of operations for the three and nine month periods ended September 30, 1993 and 1994 and the consolidated statement of cash flows for the nine months ended September 30, 1993 and 1994 are unaudited, but in the opinion of management include all adjustments, all of which are of a normal recurring nature except as disclosed in these notes to the consolidated financial statements, necessary for a fair presentation of the financial position and the results of operations for the periods presented.

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


                                                                                NEW PRESENTATION
                                                                                ----------------
                                                           FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                            -------------------                     -------------------
                                                         1993                1994                1993                1994
                                                         ----                ----                ----                ----

INCOME STATEMENT
Total revenues . . . . . . . . . . . . . . .          $76,978,000        $131,020,000        $221,370,000        $378,100,000
Cost of sales. . . . . . . . . . . . . . . .           51,360,000         122,879,000         148,531,000         324,777,000
Total costs and expenses . . . . . . . . . .           65,286,000         187,848,000         189,779,000         445,199,000

                                                                                OLD PRESENTATION
                                                                                ----------------
                                                           FOR THE THREE MONTHS                     FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                            -------------------                     -------------------
                                                         1993                1994                1993                1994
                                                         ----                ----                ----                ----

INCOME STATEMENT
Total revenues . . . . . . . . . . . . . . .          $73,357,000         $89,248,000        $209,113,000        $277,846,000
Cost of sales. . . . . . . . . . . . . . . .           47,739,000          81,107,000         136,274,000         224,523,000
Total costs and expenses . . . . . . . . . .           61,665,000         145,076,000         177,522,000         343,945,000



     This change was made to conform with industry reporting practices. All applicable 1993 financial information presented in the accompanying financial statements has been restated to conform to the 1994 presentation.

 IDB MOBILE. In the second quarter of 1994, the Company deconsolidated the results of operations of IDB Mobile Communications, Inc. ("IDB Mobile"), a 50% owned joint venture with a Canadian company. The Company has included IDB Mobile's results of operations for the nine months ended September 30, 1994 using the equity method of accounting. (See Note 3.)

 INTANGIBLE ASSETS. Intangible assets reflect the valuation of operating agreements and other intangible assets, including goodwill, arising from the acquisition of World Communications, Inc. and TRT Communications, Inc. ("TRT"). (See Note 5.) The Company has completed its final determination of the purchase price allocation related to TRT.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's classifications.

NOTE 2 -- ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC

    The Company enters into operating agreements with telecommunication carriers in foreign countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are obligated to adhere to the policy of the Federal Communications Commission (FCC) whereby traffic from the foreign country is routed to international carriers, of which IDB is one, in the same proportion as traffic carried into the foreign country. Mutually exchanged traffic between IDB and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon tariff rate. Although IDB can estimate the amount of inbound traffic it will receive, under FCC's proportional share policy, it generally must wait up to six months before it actually receives the inbound traffic.

    The Company utilizes the net settlement concept that is inherent in the operating agreements as the basis for its accounting policy for international long distance traffic. Under this approach, the margin on outbound and inbound calls (recognizing that the proportionate return of the actual inbound call is received generally on six month lag), are normalized to reflect the implicit overall earning rate concept of the contract. Accordingly, a portion of the outbound call fee due the foreign carrier is deferred and accounted for as a cost attributable to the revenue associated with the inbound call. All costs deferred are expensed six months later and offset against the revenues recognized upon receipt of return traffic. The amount of cost deferral at September 30, 1994 was $10,500,000.

NOTE 3 -- IDB MOBILE

     In the second quarter of 1994, the Company deconsolidated the results of operations of IDB Mobile. IDB Mobile's results of operations for the nine month period ended September 30, 1994 have been included in the accompanying consolidated financial statements using the equity method of accounting. The Company is currently evaluating its options with respect to its investment in IDB Mobile, including the possible sale of its 50% equity interest, because the Company no longer views IDB Mobile as part of its long-term strategy. As a result, the Company has significantly reduced its involvement in the management of IDB Mobile while, at the same time, its venture partner has substantially increased its participation in the operations of the venture. Therefore, the Company believes that it no longer exercises operating control over IDB Mobile which previously provided the basis for the consolidation of IDB Mobile's operating results.

     Summary financial information for IDB Mobile is as follows:



OPERATING RESULTS

                                                               THREE MONTHS                             NINE MONTHS
                                                            ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                            -------------------                     -------------------
                                                         1993                1994                1993                1994
                                                         ----                ----                ----                ----

Revenue. . . . . . . . . . . . . . . . . . .          $10,518,000         $10,450,000         $31,525,000         $31,094,000
Net loss . . . . . . . . . . . . . . . . . .             $503,000          $2,977,000          $1,535,000          $7,744,000



FINANCIAL POSITION

                                                     DECEMBER 31,       SEPTEMBER 30,
                                                         1993                1994
                                                         ----                ----

Assets . . . . . . . . . . . . . . . . . . .          $62,039,000         $64,635,000
Liabilities. . . . . . . . . . . . . . . . .          $56,407,000         $66,747,000



NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION


                                                         FOR THE NINE MONTHS ENDED
                                                         -------------------------
                                                               SEPTEMBER 30,
                                                               -------------
                                                         1993                1994
                                                         ----                ----

Cash paid for:
  Interest expense . . . . . . . . . . . . .           $7,791,000         $10,126,000
  Income taxes . . . . . . . . . . . . . . .           $1,358,000          $1,714,000


     In 1993, the Company issued 14,175,000 shares of Common Stock to acquire 100% of the issued and outstanding common stock of TRT. (See Note 5.) In July 1993, the Company issued 527,625 shares of common stock to repurchase $5,000,000 of senior subordinated debt.

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

     As part of the Exchange Agreement, the Company agreed to assist in operations of, and provide certain support services to, TRT and ICHI for aggregate monthly fees of approximately $1,000,000 per month through the completion of the second phase of the acquisition. The Company earned approximately $8,000,000 in such fees in the nine month period ended September 30, 1993.

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


                                                                                 FOR THE THREE         FOR THE NINE
                                                                                 MONTHS ENDED          MONTHS ENDED
                                                                               SEPTEMBER 30, 1993    SEPTEMBER 30, 1993
                                                                               ------------------   -------------------

     Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $115,657,000        $339,347,000
     Income available to common shareholders before extraordinary item. . .           4,855,000          12,916,000

     Net income (loss) before preferred stock dividend. . . . . . . . . . .          (2,754,000)          6,025,000
     Net income (loss) available to common shareholders . . . . . . . . . .          (3,094,000)          4,967,000
     Primary earnings per share before extraordinary item                                 $0.07               $0.20

     Fully diluted earnings per share before extraordinary item                           $0.07               $0.20

     Primary earnings (loss) per share. . . . . . . . . . . . . . . . . . .              ($0.05)              $0.08
     Fully diluted earnings (loss) per share. . . . . . . . . . . . . . . .              ($0.04)              $0.09



     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at January 1, 1993 or of future results of operations.

NOTE 6 -- BUSINESS COMBINATION

     On August 1, 1994, the Company and LDDS Communications, Inc. ("LDDS") entered into a definitive agreement providing for the acquisition of the Company by LDDS. The acquisition is structured as a merger of a newly-formed, wholly-owned subsidiary of LDDS into the Company. The Company will be the surviving entity upon consummation of the merger and will be a wholly-owned subsidiary of LDDS. Under the terms of the agreement, the Company's stockholders will receive in the merger a minimum of .450867 LDDS share for each Company share if LDDS shares are valued at $22 or more, or a maximum of .520231 LDDS share for each Company share if LDDS shares are valued at $16 or less. The exchange ratio decreases by .001445 LDDS share for every $.125 increase in LDDS share value between $16 and $22. The transaction will be a tax-free exchange accounted for on a pooling-of-interests basis. Completion of the merger is subject to, among other things, customary closing conditions, approval of the stockholders of the Company and LDDS and certain regulatory approvals. No assurances can be given that the merger will be completed or, if completed, will be completed on the terms described herein.

NOTE 7 - PROVISION TO REDUCE THE CARRYING VALUE OF IDB BROADCAST ASSETS

     During 1994 several events occurred which caused management to evaluate the realization of the Company's investment in the assets of IDB Broadcast. These events included a proposed but never consummated sale of IDB Broadcast at amounts significantly below book value, the continued emergence of telecommunications as the core business of the Company (making IDB Broadcast a non-core operation), and the merger agreement with LDDS in August 1994 (see Note 6). These factors, combined with broad economic factors adversely impacting broadcast assets in general, have caused a decline in the value of the Company's investment in these assets.

     Management has assessed the impact of these factors on its ability to recover the recorded values of these assets, and determined that such values should be reduced. Accordingly, the Company has recorded an adjustment of $35,000,000, substantially all of which represents intangible assets, to reduce the carrying value of these assets to management's best estimate of the net realizable value.

NOTE 8 - INCOME TAXES

     The Company has provided a valuation reserve of $18,323,000 against deferred tax assets related to the tax benefit of net operating losses recorded in previous periods which the Company no longer believes it can utilize.

NOTE 9 - EXTRAORDINARY ITEM

     The extraordinary item in 1993 of $7,949,000, net of $5,639,000 income tax benefit, represents the payment of redemption premiums and the write-off of the unamortized portion of debt issuance costs associated with the repayment and defeasance of substantially all of the Company's then existing debt.

NOTE 10 - SHAREHOLDER LITIGATION AND OTHER CONTINGENCIES

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

     The Company is in the process of negotiating the settlement of the foregoing litigation. Current negotiations contemplate that all such litigation against the Company and its officers and directors would be settled in exchange for a payment of $75,000,000. The settlement and the $75,000,000 payment would be contingent upon the consummation of the merger of the Company with LDDS. A stipulation of settlement has not yet been signed by the parties and will, in any event, be subject to approval by the court. Consequently, there can be no assurance that the litigation will be settled on the terms described herein or at all.

     In the third quarter of 1994, the Company recorded a $76,000,000 charge, representing the estimated settlement liability of $75,000,000 plus $1,000,000 in related legal costs.

     The Securities and Exchange Commission and the U.S. Attorney's Office have initiated investigations concerning certain matters, including the Company's financial position, books and records and internal controls and trading in the Company's securities. The Company is cooperating with these investigations.

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


                                                                                               PERCENTAGE OF REVENUES
                                                                                              -----------------------
                                                                                   FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                                    -------------------      -------------------
                                                                                      1993      1994           1993      1994
                                                                                      ----      ----           ----      ----

Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%    100.0%         100.0%    100.0%
                                                                                     -----     -----          -----     ------
Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      66.7      93.8           67.1      85.9
  Selling, general and administrative. . . . . . . . . . . . . . . . . . . . . .      10.7      17.0           10.9      16.9
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6.3       4.9            6.3       4.6
  Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1.1       0.9            1.4       1.1
  Provision to reduce the carrying value of certain assets . . . . . . . . . . .       0.0      26.7            0.0       9.3
                                                                                     -----     -----          -----     ------
Total cost and expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      84.8     143.3           85.7     117.8
                                                                                     -----     -----          -----     ------
Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15.2     (43.3)          14.3     (17.8)

Interest, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1.6       1.6            2.1       1.4
Shareholder litigation settlement. . . . . . . . . . . . . . . . . . . . . . . .        --      58.0             --      20.1
                                                                                     -----     -----          -----     ------
Income (loss) before minority interest, extraordinary item, and income taxes . .      13.6    (102.9)          12.2     (39.3)

Equity in loss of joint venture. . . . . . . . . . . . . . . . . . . . . . . . .                (1.1)                    (1.0)
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (0.1)       --           (0.1)       --
                                                                                     -----     -----          -----     ------
Income (loss) before income taxes and extraordinary item . . . . . . . . . . . .      13.5    (104.0)          12.1     (40.3)

Income tax provision (benefit) . . . . . . . . . . . . . . . . . . . . . . . . .      (5.7)     14.0           (5.0)      4.8
                                                                                     -----     -----          -----     ------
Net income before extraordinary item . . . . . . . . . . . . . . . . . . . . . .       7.8    (118.0)           7.1     (45.1)
Extraordinary item, net of tax . . . . . . . . . . . . . . . . . . . . . . . . .     (10.3)                    (3.6)
Net Income (loss) before preferred stock dividend. . . . . . . . . . . . . . . .      (2.5)   (118.0)           3.5     (45.1)
Preferred stock dividend . . . . . . . . . . . . . . . . . . . . . . . . . . . .       0.5        --            0.5        --
                                                                                     -----     -----          -----     ------
Net income (loss) available to common shareholders . . . . . . . . . . . . . . .      (3.0)%  (118.0)%          3.0%    (45.1)%
                                                                                     -----     -----          -----     ------
                                                                                     -----     -----          -----     ------


RESULTS OF OPERATIONS

     Operating results for the third quarter of 1994 resulted in revenues of $131,020,000 and a net loss of $154,684,000 versus revenues of $76,978,000 and net loss of $2,286,000 for the same period in 1993. For the nine months ended September 30, 1994, revenues and net loss were $378,100,000 and $170,520,000, respectively, as compared to revenues of $221,370,000 and net income of $6,798,000 for the same period in 1993. Operating results in the third quarter of 1994 were significantly affected by the shareholder litigation provision of $76,000,000, the reduction in carrying value of certain IDB Broadcast assets of $35,000,000 and the valuation reserve of $18,323,000 provided against deferred tax assets.

     The Company also deconsolidated its results of operations with IDB
Mobile, and has reflected those results of operations for IDB Mobile for the nine months ended September 30, 1994 under the equity method of accounting. For the same period in 1993, IDB Mobile's results of operations are consolidated with Company's results of operations. (See Note 3 to the Consolidated Financial Statements.)

 REVENUES.  Revenues comprised the following:


                                                     THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------          -------------------------------
                                                         1993                1994                1993                1994
                                                         ----                ----                ----                ----

IDB WorldCom . . . . . . . . . . . . . . . .          $40,238,000        $105,351,000        $111,890,000        $299,209,000
IDB Broadcast. . . . . . . . . . . . . . . .           18,454,000          20,043,000          57,069,000          60,101,000
IDB Mobile . . . . . . . . . . . . . . . . .           10,048,000                  --          27,583,000                  --
                                                      -----------        ------------        ------------        ------------
  Transmission services revenues . . . . . .           68,740,000         125,394,000         196,542,000         359,310,000
Systems integration. . . . . . . . . . . . .            4,247,000           5,378,000          11,319,000          14,038,000
Management fee . . . . . . . . . . . . . . .            3,000,000                  --           8,000,000                  --
Other. . . . . . . . . . . . . . . . . . . .              991,000             248,000           5,509,000           4,752,000
                                                      -----------        ------------        ------------        ------------
  Total revenues . . . . . . . . . . . . . .          $76,978,000        $131,020,000        $221,370,000        $378,100,000
                                                      -----------        ------------        ------------        ------------
                                                      -----------        ------------        ------------        ------------



     Revenues for IDB WorldCom, the Company's division which provides international switched voice and private line services, grew by $65,113,000 and $187,319,000 for the three and nine month periods ended September 30, 1994, respectively, as compared to same periods in 1993. The growth resulted principally from the acquisition of TRT as of September 30, 1993 and the Company's continued rapid growth in the international switched voice business, which represents approximately 64% of IDB WorldCom transmission revenues for the nine months ended September 30, 1994. Since the TRT acquisition at September 30, 1993, the Company has experienced average monthly growth of approximately 7% in international telephone minutes.

     The growth in international minutes has principally been fueled by the Company's efforts, since its acquisition of TRT, to provide its international telephone services to other long distance carriers who do not have the direct operating agreements the Company has obtained. The Company currently derives approximately 90% of its international telephone revenues from such carrier customers, as compared to approximately 75% in late 1993. The remaining 10% are derived from commercial accounts.

     In the three months ended September 30, 1994, the Company recorded an increase of approximately $7,500,000 in its sales credit reserve to reflect a revision in the estimate of the collectibility of certain accounts receivable balances. This charge has been deducted from IDB WorldCom revenues for the third quarter of 1994.

     IDB Broadcast revenues for the three months and nine months ended September 30, 1994 increased by $1,588,000 and $3,032,000 respectively, as compared to the same periods in 1993. The increase resulted principally from additional full time program distribution services provided to IDB Broadcast customers. For the three month period ended September 30, 1994, the Company lost approximately $3,500,000 in IDB Broadcast revenues as a result of the major league baseball strike. The Company has historically provided broadcast related services to virtually all baseball broadcast rights holders. IDB Mobile revenues were consolidated in 1993 and are being reflected under the equity method of accounting in 1994.

     For the three months and nine months ended September 30, 1993, the Company recorded $3,000,000 and $8,000,000 respectively, for fees earned in connection with agreements to provide management assistance to TRT prior to its acquisition by the Company. These agreements expired upon the acquisition of TRT and, consequently, no such fees were recorded in 1994.

 COST OF SALES. Cost of sales as a percentage of revenues increased to 93.8% and 85.9% for the three and nine month periods ended September 30, 1994, respectively, compared to 66.7% and 67.1% for the same periods in 1993. The increase is principally due to the Company's changing revenue mix. International telephone services which comprised approximately 51% of total revenues for the nine months ended September 30, 1994 compared to 15% of total revenues for the same period in 1993 carry a higher cost of sales than other transmission services provided by the Company. Additionally, throughout 1994, average revenue per minute for outbound traffic has decreased as a result of increasing carrier revenue as a proportion of total international telephone revenue. Carrier rates are approximately 20-25% lower than rates charged to commercial customers. Thus, the changing mix has resulted in a lower average revenue per minute trend. In addition, the Company decreased rates to carrier customers resulting in continued market share gains but lower margins because termination costs per minute remained relatively stable during the first nine months of 1994.

     The Company has implemented a number of steps to improve margins. IDB WorldCom has hired a number of additional commercial sales management personnel to focus on obtaining new commercial accounts to increase margins. The Company has also begun to revise its least cost routing network scheme for delivery of off-net traffic to take advantage of lower rates offered by various carriers. In addition, the Company is in the process of increasing its facilities to several countries with whom it has operating agreements but where, because of the rapid minute growth it has experienced, the Company is currently unable to deliver all of its outbound traffic over existing facilities. As a result, the Company currently must use other carriers at a higher cost to deliver this overflow traffic. These steps, designed to reduce the termination costs per minute, began to take effect late in the third quarter of 1994. In addition, in the third quarter of 1994, cost of sales for IDB Broadcast were adversly affected by the major league baseball strike. The majority of the costs related to providing services for baseball broadcast rights holders are fixed in nature. The Company estimates that it lost approximately $3,500,000 in revenue as a result of the cancellation of the remainder of the baseball season.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses increased to $22,268,000 and $63,925,000 for the three and nine month period ended September 30, 1994, respectively, from $8,205,000 and $24,144,000 for the same periods in 1993 primarily as a result of the acquisition of TRT. Also, the provision for doubtful accounts receivable for the nine month period ended September 30, 1994 increased by 9,539,000 from the same period in 1993. Additionally, the Company has incurred in 1994 significant one time expenses of approximately $2,000,000 related to the LDDS transaction (see Note 6 to the Consolidated Financial Statements), and approximately $2,500,000 in accounting and legal expenses incurred in connection with the resignation of its prior auditors in May 1994 and ensuing litigation. In the third quarter of 1994, the Company also accrued approximately $2,400,000 for various non-income tax and related matters.

 DEPRECIATION. Depreciation expense increased $1,646,000 and $3,408,000 for the three and nine month periods ended September 30, 1994, respectively, from the same periods in 1993 principally as a result of the acquisition of TRT.

 AMORTIZATION. Amortization expense for the three and nine month periods ended September 30, 1994 increased by $334,000 and $985,000, respectively, from the same periods in 1993 principally due to the acquisition of TRT.

 INTEREST, NET. Interest, net for the three and nine months ended September 30, 1994 increased by $810,000 and $670,000, respectively, principally due to interest expense incurred in connection with liabilities assumed in connection with the acquisition of TRT.

PROVISION TO REDUCE CARRYING VALUE OF CERTAIN ASSETS. During the third quarter of 1994, the Company determined that adjustments to certain IDB Broadcast assets were appropriate to properly reflect estimated net realizable values. These adjustments consisted primarily of the write-off of intangibles assets totaling $35,000,000 (See Note 7 to the Consolidated Financial Statements).

EXTRAORDINARY ITEM. The extraordinary item in 1993 of $7,949,000, net of $5,639,000 income tax benefit, represents the payment of redemption premiums and the write-off of the unamortized portion of debt issuance costs associated with the repayment and defeasance of substantially all of the Company's then existing debt.

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

     In November 1993, Bank of America National Trust and Savings Association agreed to make a $15,000,000 line of credit available to the Company (the "Line of Credit"). Advances made pursuant to the Line of Credit bear interest at a floating rate based, at the option of the Company, on a domestic index or an offshore index. All advances and letters of credit made under the Line of Credit mature on October 31, 1995 and the Line of Credit expires on such date. The Company may at any time terminate the Line of Credit by payment of all outstanding advances and other obligations under the Line of Credit and cash collateralization of all letters of credit existing at that time. As of September 30, 1994, $10,000,000 under the Line of Credit was outstanding and approximately $3,100,000 was committed to back letters of credit. Subsequent to September 30, 1994, the Company was advanced an additional $1,800,000 under the Line of Credit, for a total outstanding of approximately $14,900,000.

     During the nine month period ended September 30, 1994, the Company's capital expenditures, including improvements, replacements and additions of communications equipment and facilities, were approximately $36,254,000. The Company historically has invested significantly to build its communications network.

     Net cash used by operating activities in the nine months ended
September 30, 1994 was $10,092,000 compared to net cash provided by operating activities of $9,440,000 in the same period in 1993 principally due to a loss from continuing operations, increases in accounts receivable as a result of the acquisition of TRT and the rapid growth of international telephone long distance revenue. Cash provided by financing activities in the nine month period ended September 30, 1994 was $33,993,000 compared to $142,071,000 in the same period in 1993, primarily due to the issuance of the Subordinated Notes debt in 1993. Net cash used in investing activities in the nine month period ended
September 30, 1994 was $51,631,000 compared to $44,189,000 in the same period in 1993. The increase related principally to an increase of $3,000,000 in capital spending and $11,400,000 of costs deferred in connection with the Company's accounting policy for international long distance revenues partially offset by the sale of short-term investments.

     The Company's capital commitments, as of November 7, 1994, consisted primarily of outstanding purchase orders (some of which are cancelable at the Company's option) to acquire approximately $29,300,000 of equipment, including long term commitments on undersea fiber optic cables of $11,850,000. The
Company expects that its current holdings of cash and marketable securities will satisfy its projected working capital and capital expenditure requirements through fiscal 1994. Thereafter, should the merger not be completed, the Company will need to seek additional debt or equity financing to supplement current cash position and to finance future growth opportunities. Failure to secure such financing would have a material adverse effect on the liquidity of the Company.

     The Company is a defendant in certain shareholder and other lawsuits and is the subject of governmental investigations. (See Note 10 to the Consolidated Financial Statements.) If these matters are determined adversely to the Company, their impact and the costs associated therewith could have a material adverse effect on the liquidity of the Company.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     STOCKHOLDER LITIGATION. As described in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, between June 1, 1994 and June 6, 1994, 22 shareholder class action lawsuits were filed in the U.S. District Court for the Central District of California against the Company and certain of its current and former directors and officers. On June 7, 1994, a shareholder derivative lawsuit was filed in the U.S. District Court for the Central District of California against certain officers and directors of the Company, including Messrs. Sudikoff and Cheramy. The Company is a nominal defendant in this derivative lawsuit.

     The class action complaints allege violations of the federal securities laws for disseminating allegedly false and misleading statements concerning the Company's earnings and accounting practices. These claims are asserted under one or more of the following provisions of the federal securities laws:
Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and
Sections 11, 12(2) and 15 of the Securities Act of 1933. In addition, one of the class action complaints also alleges similar claims under the California Corporations Code, and the California derivative lawsuit pleads claims for breach of fiduciary duty and gross negligence.

     The class action complaints each seek damages suffered by the class and the costs of the suit, including attorneys' fees. In addition, certain of the class action complaints also seek punitive damages and injunctive relief. The California derivative action seeks recovery of all damages suffered by the Company, with interest thereon, as well as the derivative plaintiff's costs and attorneys' fees.

     On July 17, 1994, the District Court ordered the 22 class action complaints and the California derivative action consolidated as one action captioned IN RE IDB COMMUNICATIONS GROUP, INC. SECURITIES LITIGATION (Case No. CV-94-3618-RG(JGx)). Under the court's order and a stipulation entered by the parties, the plaintiffs must file a consolidated and amended complaint in November 1994. Defendants have 60 days after the filing of the consolidated amended complaint to respond.

     A second shareholder derivative action (STEELE V. SUDIKOFF, ET. AL., Civ. Action No. 13595) was filed in Delaware Chancery court on July 1, 1994, alleging that certain of the Company's officers and directors breached their fiduciary duties to the Company by trading on inside information, accepting bonuses based on false and inflated Company financial results and exposing the Company to liability under the securities laws. Plaintiff seeks restitution to the Company, injunctive relief, costs and attorneys' fees.

     On September 21, 1994, a class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against the Company, its current directors and certain executive officers and Deloitte & Touche (Civ. No. BC 112906), alleging violations of the California Corporations Code, breaches of fiduciary duty and abuse of control. The complaint seeks compensatory, special and punitive damages, prejudgment interest and the costs of the suit, including attorneys' fees on behalf of the Company's stockholders.

     The Company is a party to indemnification agreements with certain of the other defendants in the actions described above, including the Company's officers and directors, certain selling shareholders and certain underwriters. The Company's officers and directors are not covered by any applicable liability insurance.

     The Company is in the process of negotiating the settlement of the foregoing litigation. Current negotiations contemplate that all such litigation against the Company and its officers and directors would be settled in exchange for a payment of $75,000,000. The settlement and the $75,000,000 payment would be contingent upon the consummation of the merger of the Company with LDDS. A stipulation of settlement has not yet been signed by the parties and will, in any event, be subject to approval by the court. Consequently, there can be no assurance that the litigation will be settled on the terms described herein or at all.

     INVESTIGATIONS AND OTHER PROCEEDINGS. On June 9, 1994, the Securities and Exchange Commission (the "Commission") issued a formal order of investigation concerning certain matters, including the Company's financial position, books and records and internal controls, and trading in the Company's securities on the basis of non-public information by certain persons and entities. The Commission has issued subpoenas in connection with its investigation. The NASD and other self-regulatory bodies have also made inquiries concerning similar matters. The Company is cooperating with the Commission's investigation and the other inquiries and is in the process of complying with the subpoenas it has received.

     In October 1994, the U.S. Attorney's Office for the Central District of California issued grand jury subpoenas to the Company seeking documents relating to the Company's first quarter results and the Deloitte & Touche resignation. The Company has been informed that a criminal investigation has commenced and is cooperating with the U.S. Attorney's Office.

     OTHER LITIGATION. On August 20, 1994, Synergistic Technologies, Inc. ("SynTech") filed a complaint in U.S. District Court for the District of Columbia alleging that IDB Mobile is infringing upon SynTech's copyrights in certain computer software. On September 7, 1994, IDB Mobile filed counterclaims against SynTech for, among other things, breach of contract and interference with IDB Mobile's contracts with its customers. Both parties have filed motions for summary judgment, which are set for hearing on November 16, 1994.
                                   ___________

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



     (a)       EXHIBITS

     None

     (b) The Registrant filed the following Current Reports on Form 8-K in the third quarter of 1994:


                      File Date          Event Date         Reporting On:
                      ---------          ----------         -------------
                    July 15, 1994       July 14, 1994       Item 7 event
                    August 3, 1994      August 1, 1994      Item 5 event

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Culver City, State of California, on November 14, 1994.

                              IDB COMMUNICATIONS GROUP, INC.



                                                                               _
                              By:   /s/ RUDY WANN
                                 --------------------
                                 Rudy Wann
                                 Vice President, Finance and
                                 Chief Financial Officer