Form 10-K/A
period 1993-12-31
IDB COMMUNICATIONS GROUP INC
filed 1994-11-21
CIK 799319

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to               .

                            Commission file number:
                                    0-14972
                            ------------------------

                         IDB COMMUNICATIONS GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                            93-0933098
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)            Identification No.)

      10525 WEST WASHINGTON BOULEVARD                 90232-1922
          CULVER CITY, CALIFORNIA                     (Zip code)
           (Address of principal
             executive offices)


                                 (213) 870-9000
              (Registrant's telephone number, including area code)

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)
                            ------------------------

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

    As of March 15, 1994, the Registrant had 74,030,982 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
    None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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


    For the year ended December 31, 1993, revenues generated from IDB's private line and public switched telephone services totalled $195,573,000, which represented approximately 58% of IDB's total 1993 revenues.


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


    For the  year  ended  December  31,  1993,  revenues  generated  from  IDB's
television   and  radio   transmission  services   totalled  $73,723,000,  which
represented approximately 22% of IDB's total 1993 revenues.

    The IDB WorldCom and IDB Broadcast customers listed above contributed, in the aggregate, 5.41% ($18,367,921) of IDB's total consolidated revenues of $339,364,000 for the fiscal year ended December 31, 1993. No individual customer contributed ten percent or more of IDB's total consolidated revenues for the fiscal year ended December 31, 1993.


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


    For the year ended December 31, 1993, revenues generated from the  provision
of   mobile  satellite   communication  services   totalled  $40,931,000,  which
represented approximately 12% of IDB's total 1993 revenues.


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


    For the year ended December 31, 1993, revenues generated from the  provision
of   systems  integration  services   totalled  $20,423,000,  which  represented
approximately 6% of IDB's total 1993 revenues.


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

                                    PART II

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

GENERAL

    The following table shows the percentage relationship to total revenues of certain items included in Selected Financial Data for each of the periods indicated:


                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                        1991     1992     1993
                                                       ------   ------   ------
Total revenues.......................................   100.0%   100.0%   100.0%
                                                       ------   ------   ------
Costs and expenses:
  Cost of sales......................................    63.7     66.0     68.8
  Selling, general and administrative................    14.1     12.2     11.0
  Depreciation.......................................     7.0      6.2      5.1
  Amortization.......................................     2.7      2.2      1.4
  Streamlining charge................................    --       --        1.7
                                                       ------   ------   ------
    Total costs and expenses.........................    87.5     86.6     88.0
                                                       ------   ------   ------
Operating income.....................................    12.5     13.4     12.0
Interest expense, net................................     8.1      4.1      1.9
                                                       ------   ------   ------
Income before minority interest and income taxes and
 extraordinary item..................................     4.4      9.3     10.1
Minority interest....................................    --       (0.1)     0.1
Provision for income taxes...........................     1.7      3.7      4.2
                                                       ------   ------   ------
Income before extraordinary item and preferred stock
 dividend............................................     2.7      5.5      5.8
Extraordinary item...................................    (1.2)    --       (2.3)
Preferred stock dividend.............................    --       --        0.4
                                                       ------   ------   ------
Net income...........................................     1.5%     5.5%     3.1%
                                                       ------   ------   ------
                                                       ------   ------   ------


RESULTS OF OPERATIONS

    The Company derived 1993 revenues principally from international private line and public switched long distance telephone services, radio and television transmission services, mobile communications and systems integration services provided on the Company's domestic and international communications network. See "Business."

    1993 COMPARED TO 1992


    Operating results for 1993 resulted in the highest revenues and income before extraordinary item and preferred stock dividend in the Company's history. Total revenues and income before extraordinary item and preferred stock dividend for 1993 were $339,364,000 and $20,139,000, respectively, versus $155,344,000 and $8,528,000, respectively, for 1992.



    Revenues for 1993 increased $184,020,000 or 119% over 1992 revenue principally from an increase of $159,294,000 in international private line and international public switched long distance telephone services resulting from the acquisitions of WorldCom on December 31, 1992 and TRT on September 30, 1993 (the "Acquisitions", See Note 9 of Consolidated Financial Statements of the Company) and the growth in IDB Mobile's communications services of $19,205,000. These services comprised 70% of total revenues in 1993 compared to 35% in 1992. Broadcast revenues, which declined slightly in 1993 compared to 1992 due to the Company's decision not to renew certain less profitable customer contracts, comprised 22% of total revenue in 1993 compared to 49% in 1992. The Company also earned fees of $8,000,000 and $7,700,000 in 1993 and 1992, respectively, from operational assistance and other consulting services provided to WorldCom during 1992 and TRT during 1993. The fees earned in connection with the operational assistance and consulting services ended upon completion of the acquisition of TRT in September 1993.



    Costs of sales increased $131,039,000 in 1993 or 128% over 1992 due to higher levels of revenue provided by the Acquisitions. Cost of sales as a percentage of revenue improved slightly due to the Company's changing revenue mix. The fastest growing revenue element, international long distance services, has lower cost of sales than the private line and broadcast services historically provided by the Company. This is somewhat offset by higher cost of sales related to IDB Mobile and IDB Systems integration activities.


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


    Depreciation expense as a percentage of revenues decreased to 5.1% in 1993 from 6.2% in 1992 as a result of increased utilization of the Company's network facilities. Depreciation expense increased from $9,587,000 in 1992 to $17,269,000 principally due to the Acquisitions.


    Amortization expense increased to $4,669,000 in 1993 from $3,507,000 in 1992 principally due to the amortization of additional intangible assets acquired in connection with the Acquisitions. Amortizable assets consist primarily of intangibles including goodwill, bank loan fees and satellite transmission and customer contracts.

    Streamlining charge represents $5,920,000 of charges related to the Company's plans approved in the fourth quarter of 1993 to streamline its operations, primarily related to the planned termination of certain Broadcast Audio activities. Approximately $4.3 million of the streamlining charge related to the recognition of a loss on an Audio customer contract and the write-off of certain Broadcast Audio related assets. In addition, the streamlining charge included $617,000 related to costs of Broadcast video facilities which were terminated in early 1994. The remainder primarily relates to employee termination payments made to employees involved in the above activities as well as at WorldCom where a number of employees were terminated to effect a reorganization.

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

    1992 COMPARED TO 1991

    Revenues in  1992 increased  $50,907,000, or  48.7%, to  $155,344,000.  This increase was primarily attributable to a $15,964,000 increase in revenues from IDB Mobile, resulting from its first full year of operations and its success in capturing a growing share of the maritime communications market. IDB Systems' revenues increased $11,167,000 in 1992 primarily from increased sales activity in Europe, China and Africa. Additionally, in its first year of providing international long distance telephone services, IDB generated approximately $8,000,000 in such revenues in 1992. IDB Broadcast's revenues, which accounted for approximately 49% of total revenues in 1992 and 66% in 1991, increased $6,500,000 in 1992 principally due to additional fulltime video transmission services. The Company also earned $5,000,000 in fees generated from services provided under an operational assistance agreement with WorldCom and $2,700,000 in fees earned from sales and engineering support and management provided to WorldCom during 1992.

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

    On March 2, 1992, the Company completed the private placement of $50,000,000 of senior secured notes ("Senior Notes") and a $15,000,000 revolving line of credit ("Revolver"). A portion of the proceeds was used to repay all amounts outstanding under the Company's previous credit facility, including a term loan of $43,000,000 and a revolving facility of $15,000,000. Repayment of the revolving facility and term loan resulted in an extraordinary charge of $1,283,000 in 1991, net of $820,000 of income tax benefit, which represented the unamortized portion of costs incurred in connection with borrowings under the credit facility.

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDB COMMUNICATIONS GROUP, INC.


Dated: November 21, 1994                  By:         /s/  RUDY WANN


                                             -----------------------------------

                                                          Rudy Wann
                                                 VICE PRESIDENT, FINANCE AND
                                                   CHIEF FINANCIAL OFFICER

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

DELOITTE & TOUCHE
March 7, 1994

                                      F-1A

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

BDO SEIDMAN
New York, New York
March 17, 1993

                                      F-1B

                         IDB COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                             DECEMBER 31,
                                                      --------------------------
                                                          1992          1993
                                                      ------------  ------------
Current assets:
  Cash and cash equivalents.........................  $  1,319,000  $ 54,612,000
  Short-term investments............................       --         12,672,000
  Accounts receivable, less allowance for doubtful
   accounts of $2,449,000 in 1992 and $5,751,000 in
   1993.............................................    43,625,000   108,445,000
  Unbilled revenues.................................    10,033,000    13,900,000
  Inventory.........................................     5,132,000     1,992,000
  Prepaid expenses and other current assets (Note
   8)...............................................     8,332,000    21,147,000
                                                      ------------  ------------
    Total current assets............................    68,441,000   212,768,000
                                                      ------------  ------------
Property and equipment:
  Land..............................................     2,489,000     2,489,000
  Buildings and improvements........................     6,757,000     6,567,000
  Equipment.........................................   212,032,000   270,410,000
  Construction in progress..........................    24,890,000    39,850,000
                                                      ------------  ------------
    Total property and equipment....................   246,168,000   319,316,000
    Less accumulated depreciation and
     amortization...................................    32,273,000    49,251,000
                                                      ------------  ------------
    Net property and equipment......................   213,895,000   270,065,000
Intangible assets -- net (Note 2)...................    68,576,000   152,786,000
Other assets........................................    20,744,000    23,773,000
Deferred income taxes (Note 6)......................       --         62,797,000
                                                      ------------  ------------
    Total assets....................................  $371,656,000  $722,189,000
                                                      ------------  ------------
                                                      ------------  ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............  $ 38,752,000  $ 55,095,000
  Other accrued liabilities (Note 3)................    42,198,000   119,805,000
  Current portion of senior debt (Note 4)...........     2,467,000       --
                                                      ------------  ------------
    Total current liabilities.......................    83,417,000   174,900,000
  Long-term liabilities (Note 9)....................    16,800,000    38,369,000
  Deferred income taxes (Note 6)....................     9,309,000       --
  Senior and subordinated debt (Note 4).............   106,334,000       --
  Convertible subordinated debt (Note 4)............       --        195,500,000
                                                      ------------  ------------
    Total liabilities...............................   215,860,000   408,769,000
                                                      ------------  ------------
Commitments and contingencies (Note 7)
Minority interest...................................    19,941,000    23,285,000
                                                      ------------  ------------
  Shareholders' equity (Notes 5 and 9):
  Preferred stock, 5,000,000 shares authorized;
   34,000 shares issued and outstanding in 1992 and
   none outstanding in 1993.........................    17,444,000       --
  Common stock, $.01 par value, 200,000,000 shares
   authorized; shares issued and outstanding,
   14,227,733 in 1992 and 71,713,076 in 1993........       142,000       717,000
  Additional paid-in capital........................   112,553,000   272,744,000
  Retained earnings.................................     5,716,000    16,674,000
                                                      ------------  ------------
    Total shareholders' equity......................   135,855,000   290,135,000
                                                      ------------  ------------
      Total liabilities and shareholders' equity....  $371,656,000  $722,189,000
                                                      ------------  ------------
                                                      ------------  ------------

          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                         CONSOLIDATED INCOME STATEMENT


                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1991          1992          1993
                                          ------------  ------------  ------------
Revenues:
  Transmission services.................  $ 94,533,000  $127,399,000  $304,779,000
  Systems integration and other
   income...............................     9,904,000    20,245,000    26,585,000
  Fees earned from WorldCom and TRT
   (Note 9).............................       --          7,700,000     8,000,000
                                          ------------  ------------  ------------
    Total revenues......................   104,437,000   155,344,000   339,364,000
                                          ------------  ------------  ------------
Costs and expenses:
  Cost of sales.........................    66,514,000   102,485,000   233,524,000
  Selling, general and administrative...    14,688,000    18,889,000    37,381,000
  Depreciation..........................     7,305,000     9,587,000    17,269,000
  Amortization..........................     2,845,000     3,507,000     4,669,000
  Streamlining charge (Note 11).........       --            --          5,920,000
                                          ------------  ------------  ------------
    Total costs and expenses............    91,352,000   134,468,000   298,763,000
                                          ------------  ------------  ------------
Operating income........................    13,085,000    20,876,000    40,601,000
Interest expense........................    (8,618,000)   (6,533,000)   (8,525,000)
Interest income.........................       179,000       120,000     2,175,000
                                          ------------  ------------  ------------
Income before minority interest, income
 taxes and extraordinary item...........     4,646,000    14,463,000    34,251,000
Minority interest.......................       --           (135,000)      174,000
                                          ------------  ------------  ------------
Income before income taxes and
 extraordinary item.....................     4,646,000    14,328,000    34,425,000
Provision for income taxes (Note 6).....     1,811,000     5,800,000    14,286,000
                                          ------------  ------------  ------------
Income before extraordinary item........     2,835,000     8,528,000    20,139,000
Extraordinary item (net of income tax
 benefit of $820,000 in 1991 and
 $5,639,000 in 1993) (Note 4)...........    (1,283,000)      --         (7,949,000)
                                          ------------  ------------  ------------
Net income before preferred stock
 dividend...............................     1,552,000     8,528,000    12,190,000
Preferred stock dividend................       --            --          1,232,000
                                          ------------  ------------  ------------
Net income available to common
 shareholders...........................  $  1,552,000  $  8,528,000  $ 10,958,000
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------
Primary earnings per share:
  Income available to common
   shareholders before extraordinary
   item.................................     $0.11         $0.24         $0.35
  Extraordinary item (Note 4)...........     (0.05)          --          (0.14)
                                             -----          ----         -----
  Net income available to common
   shareholders.........................     $0.06         $0.24         $0.21
                                             -----          ----         -----
                                             -----          ----         -----
Fully diluted earnings per share:
  Income before extraordinary item......     $0.11         $0.24         $0.32
  Extraordinary item (Note 4)...........     (0.05)          --          (0.13)
                                             -----          ----         -----
  Net income before preferred stock
   dividend.............................     $0.06         $0.24         $0.19
                                             -----          ----         -----
                                             -----          ----         -----
Weighted average common shares
 outstanding:
  Primary...............................    24,976,000    35,548,000    57,881,000
                                          ------------  ------------  ------------
  Fully diluted.........................    25,540,000    36,162,000    63,652,000
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------


          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                        COMMON STOCK          PREFERRED STOCK
                                                    --------------------  ------------------------   ADDITIONAL
                                                      NUMBER               NUMBER                     PAID-IN      RETAINED
                                                    OF SHARES    AMOUNT   OF SHARES      AMOUNT       CAPITAL      EARNINGS
                                                    ----------  --------  ---------   ------------  ------------  -----------
Balance -- December 31, 1990......................   6,345,579  $ 63,000     --            --       $ 29,061,000  $ 5,703,000

Issuance of common stock..........................   2,407,698    25,000     --            --         31,075,000      --
5% stock dividend.................................     320,990     3,000     --            --          2,886,000   (2,894,000)
Net income........................................      --         --        --            --            --         1,552,000
                                                    ----------  --------  ---------   ------------  ------------  -----------
Balance -- December 31, 1991......................   9,074,267    91,000     --            --         63,022,000    4,361,000

Issuance of common stock (Note 9).................   4,634,201    46,000     --            --         42,363,000      --
Issuance of preferred stock.......................      --         --       34,000      17,444,000       --           --
5% stock dividend.................................     519,265     5,000     --            --          7,168,000   (7,173,000)
Net income........................................      --         --        --            --            --         8,528,000
                                                    ----------  --------  ---------   ------------  ------------  -----------
Balance -- December 31, 1992......................  14,227,733   142,000    34,000      17,444,000   112,553,000    5,716,000

Issuance of common stock (Note 9).................   6,583,177    66,000     --            --        143,256,000      --
Conversion of preferred stock.....................   1,955,146    20,000   (34,000)    (17,444,000)   17,424,000      --
3.15-to-one stock split (Note 5)..................  48,947,020   489,000     --            --           (489,000)     --
Net income before preferred stock dividend........      --         --        --            --            --        12,190,000
Preferred stock dividend..........................      --         --        --            --            --        (1,232,000)
                                                    ----------  --------  ---------   ------------  ------------  -----------
Balance -- December 31, 1993......................  71,713,076  $717,000    -0-       $   -0-       $272,744,000  $16,674,000
                                                    ----------  --------  ---------   ------------  ------------  -----------
                                                    ----------  --------  ---------   ------------  ------------  -----------

          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1991          1992          1993
                                       ------------  ------------  ------------
Cash and cash equivalents at
 beginning of year...................  $  1,219,000  $  2,762,000  $  1,319,000
                                       ------------  ------------  ------------
Cash flows from operating activities:
Net income before preferred stock
 dividend............................     1,552,000     8,528,000    12,190,000
                                       ------------  ------------  ------------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Extraordinary item, net of income
   tax benefit of $820,000 in 1991
   and $5,639,000 in 1993............     1,283,000       --          7,949,000
  Depreciation expense...............     7,305,000     9,587,000    17,269,000
  Amortization expense...............     2,417,000     3,005,000     4,158,000
  Amortization of loan fees and
   discounts.........................       428,000       502,000       512,000
  Provision for doubtful accounts
   receivable........................       502,000       364,000     1,725,000
  Deferred income taxes..............     1,356,000     6,672,000     6,869,000
  Gain on sale of assets.............       (21,000)     (477,000)      (12,000)
  Minority interest..................       --            135,000      (174,000)
Changes in operating assets and
 liabilities, net of acquisitions:
    Accounts receivable..............     1,599,000   (14,624,000)  (34,366,000)
    Unbilled revenues................    (2,505,000)   (1,921,000)   (1,163,000)
    Inventory........................      (373,000)   (2,463,000)    3,237,000
    Prepaid expenses and other
     assets..........................    (4,313,000)      425,000    (8,969,000)
    Accounts payable and accrued
     expenses........................     6,490,000     8,834,000    (1,487,000)
    Other liabilities................      (446,000)    9,196,000    (5,698,000)
                                       ------------  ------------  ------------
Total adjustments....................    13,722,000    19,235,000   (10,150,000)
                                       ------------  ------------  ------------
Net cash provided by operating
 activities..........................    15,274,000    27,763,000     2,040,000
                                       ------------  ------------  ------------
Cash flows provided by financing
 activities:
  Proceeds from issuance of common
   stock.............................    31,095,000     2,281,000    53,994,000
  Borrowings of senior debt..........     5,175,000    62,040,000    10,500,000
  Repayments of senior debt..........   (21,589,000)  (58,754,000)  (83,066,000)
  Borrowings of convertible
   subordinated debt.................       --            --        189,550,000
  Repayments and defeasance of senior
   subordinated and subordinated
   debt..............................       --            --        (34,580,000)
  Payment of debt redemption
   premiums..........................       --            --         (9,257,000)
  Preferred stock dividend payment...       --            --         (1,083,000)
  Increase in advance from minority
   shareholder of subsidiary.........       --         11,127,000     3,518,000
                                       ------------  ------------  ------------
Net cash provided by financing
 activities..........................    14,681,000    16,694,000   129,576,000
Cash flows used in investing
 activities:
  Additions to property and
   equipment.........................    20,085,000    26,912,000    48,328,000
  Purchases of short-term
   investments, net..................       --            --         12,672,000
  Investment in and advances to joint
   venture...........................     6,216,000       --            --
  Proceeds from disposition of
   property..........................      (255,000)      --           (584,000)
  Increase in other assets...........     2,298,000    10,831,000     7,979,000
  Payment for acquisitions, net of
   cash acquired.....................       --          2,669,000     9,908,000
  Purchase of other intangible
   assets............................        68,000     5,488,000        20,000
                                       ------------  ------------  ------------
Net cash used in investing
 activities..........................    28,412,000    45,900,000    78,323,000
                                       ------------  ------------  ------------
  Increase (decrease) in cash and
   cash equivalents..................     1,543,000    (1,443,000)   53,293,000
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $  2,762,000  $  1,319,000  $ 54,612,000
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------

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

    CONSOLIDATION -- The consolidated financial statements include the accounts of IDB Communications Group, Inc. and its subsidiaries. Effective December 31, 1992, the Company acquired WorldCom (see Note 9). As a result, the balance sheet of WorldCom has been consolidated as of December 31, 1992 and the operations of WorldCom were consolidated beginning January 1, 1993. Effective September 30, 1993, the Company acquired TRT (see Note 9). The operations of TRT were consolidated beginning October 1, 1993. All significant intercompany balances and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION -- The Company generally recognizes revenues when transmission and distribution services are provided. For switched long distance telephone services, revenues are recorded on the basis of minutes of traffic processed and contracted fees. The Company also performs systems integration services consisting of design and installation of transmission equipment and systems for its customers. Revenues and the related costs for these services are recorded under the percentage of completion method. Unbilled revenues under customer contracts represent revenues earned under the percentage of completion method but not yet billable under the terms of the contract.


    The Company has retroactively reclassified payments to foreign telephone companies to complete calls made from the United States by the Company's customers. These payments in the amount of $28,656,000, which previously were classified as direct reductions of transmission services revenue, are now classified as cost of sales. Operating income, net income available to common shareholders and the balance sheet are not affected. This change was made to conform with industry reporting practices.


    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS -- The Company considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents. Similar investments with original maturities beyond ninety days are considered short-term investments and carried at cost, which approximates market value. Short-term investments principally consist of tax exempt municipal bonds and corporate bonds. The Company believes that the carrying amount of this category is a reasonable estimate of its fair value.

    INVENTORY -- Consists principally of equipment used in the Company's systems integration services group in the assembly of earth station equipment for customers. Inventories are stated at the lower of cost or market; cost is determined using the specific identification method.

    PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are 5 to 25 years for equipment and cable and 10 to 25 years for buildings and improvements. In 1991, the Company revised its estimates of the depreciable lives of certain assets resulting in additional income before income taxes of approximately $359,000 and net income before extraordinary items of approximately $213,000 ($.01 earnings per share for the year ended December 31, 1991).

    CONSTRUCTION IN PROGRESS -- The Company constructs certain of its own transmission systems and related facilities. All internal costs directly related to the construction of such facilities, including

                         IDB COMMUNICATIONS GROUP, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interest and salaries of certain employees, are capitalized. Such costs were $5,320,000 ($2,347,000 in interest), $7,656,000 ($3,490,000 in interest) and
$8,271,000 ($3,126,000 in interest) in 1991, 1992 and 1993, respectively.

    DEFERRED FINANCING COSTS -- The Company defers all direct costs incurred in obtaining long term financing and amortizes these costs over the term of the related debt.

    INTANGIBLE ASSETS -- These assets consist principally of intangible assets acquired in acquisitions accounted for by the purchase method and are being amortized using the straight-line method over the lives of the related assets, which vary from 6 to 40 years.

    MINORITY INTEREST -- In 1990, the Company and Teleglobe International (U.S.), Inc. ("Teleglobe"), a wholly-owned subsidiary of Teleglobe, Inc., a Canadian data communications products, systems integration and telecommunications company, formed IDB Mobile Communications, Inc. ("IDB Mobile"), a provider of mobile satellite voice and data communication services to the maritime and aeronautical markets. The Company and Teleglobe each have a 50% equity interest in IDB Mobile. Effective January 1, 1992, the assets and liabilities of IDB Mobile were consolidated with those of the Company and Teleglobe's interest is included in the Company's consolidated financial statements as minority interest.

    INCOME TAXES -- Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change was insignificant. Deferred income taxes represent the amounts which will be paid or received in future periods based on the income tax rates that are expected to be in effect when the temporary differences are scheduled to reverse.

    EARNINGS PER SHARE -- Earnings per share is based upon the weighted average number of common shares and common stock equivalents (common stock options, when dilutive) outstanding during each year. Fully diluted earnings per share assumes the conversion of the preferred stock into common stock and also reflects additional dilution related to common stock options when the use of the market price at the end of the period is higher than the average price for the period. The effect on earnings per share of the conversion of the convertible subordinated debt is antidilutive. Earnings per share for the years ended December 31, 1991, 1992 and 1993 have been adjusted to reflect 5% stock dividends declared and paid in each of 1991 and 1992 and the 3.15-to-one common stock split of February 4, 1994 (Note 5).

    RECLASSIFICATIONS -- Certain reclassifications have been made to the prior years' financial statements to conform to the current year's classifications.

2.  INTANGIBLE ASSETS
    Intangible assets at December 31, 1992 and 1993 consist of the following:

                                                          1992          1993
                                                       -----------  ------------
Satellite transmission and customer contracts........  $16,060,000  $ 16,060,000
Goodwill and other intangible assets.................   61,907,000   146,015,000
                                                       -----------  ------------
Total intangible assets..............................   77,967,000   162,075,000
Less accumulated amortization........................    9,391,000     9,289,000
                                                       -----------  ------------
  Total..............................................  $68,576,000  $152,786,000
                                                       -----------  ------------
                                                       -----------  ------------

    Fully amortized intangible assets of $3,582,000 were eliminated from the above balances in 1993.

                         IDB COMMUNICATIONS GROUP, INC.

3.  OTHER ACCRUED LIABILITIES
    Other accrued liabilities at December 31, 1992 and 1993 consist of the following:

                                                          1992          1993
                                                       -----------  ------------
Settlements with domestic and foreign carriers.......  $14,642,000  $ 62,140,000
Acquisition allowances, current......................   10,696,000    23,494,000
Other................................................   16,860,000    34,171,000
                                                       -----------  ------------
  Total..............................................  $42,198,000  $119,805,000
                                                       -----------  ------------
                                                       -----------  ------------

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

                         IDB COMMUNICATIONS GROUP, INC.

4.  LONG TERM DEBT (CONTINUED)
    Senior and subordinated debt at December 31, 1992 consisted of the following:

Notes payable to banks..........................................   $ 14,500,000
Senior notes, net of unamortized issuance costs of $2,196,000...     47,804,000
Subordinated debt...............................................     38,090,000
Other...........................................................      8,407,000
                                                                   ------------
Total senior and subordinated debt..............................    108,801,000
Less current portion of senior debt.............................     (2,467,000)
                                                                   ------------
Long-term portion of senior and subordinated debt...............   $106,334,000
                                                                   ------------
                                                                   ------------

    On March 2, 1992, the Company completed the private placement of $50,000,000 of senior secured notes ("Senior Notes") and a $15,000,000 revolving line of credit ("Revolver"). A portion of the proceeds was used to repay all amounts outstanding under the Company's previous credit facility, including a term loan of $43,000,000 and a revolving facility of $15,000,000. Repayment of the revolving facility and term loan resulted in an extraordinary charge of $1,283,000 in 1991, net of $820,000 of income tax benefit, which represented the unamortized portion of costs incurred in connection with borrowings under the credit facility.

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

    The following summarizes all stock option activity for the three years ended December 31, 1993:

                                                         NUMBER    OPTION PRICE
                                                       OF OPTIONS    PER SHARE
                                                       ----------  -------------
Outstanding at December 31, 1990.....................   3,190,248  $    .14-2.52

Granted..............................................   1,041,377      1.51-4.69
Exercised............................................    (354,009)      .14-2.02
Canceled.............................................     (16,503)          1.51
                                                       ----------  -------------
Outstanding, December 31, 1991.......................   3,861,113      1.51-4.69

Granted..............................................   1,144,379      1.51-4.38
Exercised............................................  (1,318,420)     1.51-3.59
Canceled.............................................     (59,598)          1.51
                                                       ----------  -------------
Outstanding, December 31, 1992.......................   3,627,474      1.51-4.69

Granted..............................................   2,442,825    11.98-14.37
Exercised............................................  (1,502,301)     1.51-4.69
Canceled.............................................     (25,011)     .14-12.62
                                                       ----------  -------------
Outstanding, December 31, 1993.......................   4,542,987  $  1.51-14.37
                                                       ----------  -------------
                                                       ----------  -------------

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

                         IDB COMMUNICATIONS GROUP, INC.

5.  SHAREHOLDERS' EQUITY (CONTINUED)
    In November, 1993, certain officers of the Company were granted options to purchase 5,906,250 shares of the Company's common stock at an exercise price of $14.37 per share, subject to shareholder approval which has not yet been received. The exercise price of the options is at the fair market value of the common stock on the date of grant.

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

6.  INCOME TAXES
    As described in Note 1, the Company changed its method of accounting for income taxes in 1992 from the deferred method to the asset and liability method.

    The provision for income taxes is comprised of the following:

                                                  YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                                1991        1992        1993
                                             ----------  ----------  -----------
Current:
  Federal..................................  $  325,000  $1,097,000  $ 5,304,000
  State....................................     130,000      49,000    2,113,000
                                             ----------  ----------  -----------
                                                455,000   1,146,000    7,417,000
Deferred:
  Federal..................................   1,130,000   3,599,000    6,150,000
  State....................................     226,000   1,055,000      719,000
                                             ----------  ----------  -----------
                                              1,356,000   4,654,000    6,869,000
                                             ----------  ----------  -----------
Total......................................  $1,811,000  $5,800,000  $14,286,000
                                             ----------  ----------  -----------
                                             ----------  ----------  -----------

                         IDB COMMUNICATIONS GROUP, INC.

6.  INCOME TAXES (CONTINUED)
    Deferred income tax assets and (liabilities) resulting from temporary differences between accounting for financial reporting and tax purposes and the benefit of net operating loss carryforwards included in the Company's balance sheet are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                         1992          1993
                                                     ------------  ------------
Deferred tax liabilities:
  Depreciation and amortization....................  $(18,186,000) $(20,900,000)
  Other liabilities................................      (543,000)     (634,000)
                                                     ------------  ------------
                                                      (18,729,000)  (21,534,000)
                                                     ------------  ------------
Deferred tax assets:
  Acquisition basis differences....................       --         64,570,000
  State income taxes...............................       553,000       307,000
  Federal and state net operating loss
   carryforward....................................     6,453,000    18,323,000
  Alternative minimum tax credit carryforward......     1,639,000       --
  Other assets.....................................       775,000     1,131,000
                                                     ------------  ------------
                                                        9,420,000    84,331,000
                                                     ------------  ------------
    Total..........................................  $ (9,309,000) $ 62,797,000
                                                     ------------  ------------
                                                     ------------  ------------

    The acquisition adjustment relates principally to the difference between the financial statement and income tax basis of the assets and liabilities acquired in connection with the WorldCom, HIT and TRT acquisitions (see Note 9). The deferred tax asset has been recorded upon the Company's belief, based upon available evidence, that the income tax benefit will be realized.

    The Company's effective income tax rate differs from the Federal statutory income tax rate due to the following:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1991      1992      1993
                                                      ------    ------    ------
Federal statutory income tax rate..................    34.0%     34.0%     35.0%
State taxes, net of federal benefit................     5.0       5.0       5.3
Amortization of goodwill...........................     1.6        .5       1.5
Other, net.........................................    (1.6)      1.0      (0.3)
                                                      ------    ------    ------
  Effective tax rate...............................    39.0%     40.5%     41.5%
                                                      ------    ------    ------
                                                      ------    ------    ------

    The Company has a net operating loss carryforward for Federal income tax purposes of $47,366,000 which begin to expire in varying amounts between 2002 and 2008.

7.  COMMITMENTS AND CONTINGENCIES AND OTHER
    The Company has entered into leases for office space, certain of its ground facilities, fiber lines and equipment. Rental expense under operating leases was $3,309,000, $4,227,000, and $15,048,000 for 1991, 1992 and 1993, respectively.
Future minimum lease payments under long-term operating leases and commitments as of December 31, 1993 are as follows: 1994, $17,369,000; 1995, $15,968,000;
1996, $15,697,000; 1997, $14,869,000; 1998, $8,913,000; thereafter, $54,127,000.

    Certain of the Company's facility leases include renewal options, and all leases include provisions for rent escalation to reflect increased operating costs and/or require the Company to pay certain maintenance and utility costs.

                         IDB COMMUNICATIONS GROUP, INC.

7.  COMMITMENTS AND CONTINGENCIES AND OTHER (CONTINUED)
    Under certain transponder agreements, the Company receives favorable rates if its purchases of transponder space exceed certain minimum requirements. The Company is charged, and accrues expenses, for transponder space at a price computed based upon the assumption that its purchases will exceed the minimum levels. If the Company's subsequent use of transponder space falls below the minimum levels, the Company will be subject to retroactive charges for the transponder space. To date, the Company has met all minimum usage requirements.

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

8.  RELATED PARTY TRANSACTIONS
    The Company paid approximately $1,000,000 and $3,600,000 related to the use of aircraft owned by two officers in 1992 and 1993, respectively. The use of the aircraft was approved by the Board of Directors in both years. During 1991, 1992 and 1993, IDB Mobile made progress payments of $1,750,000, $1,798,000 and $832,000, respectively, to an entity controlled by two officers of the Company. The progress payments were made under an agreement, which ended December 31, 1993, to purchase $4,380,000 of satellite transmission equipment for use on airplanes. In November 1993, the entity paid IDB Mobile $3,441,000 to repurchase the remaining equipment inventory. Included in prepaid expenses and other current assets at December 31, 1993, is a $1,400,000 receivable from an officer of the Company. The receivable bears interest at 5% per annum and was repaid in March, 1994. Also included in prepaid expenses and other current assets is a $300,000 receivable from an entity controlled by two officers of the Company. The amount is due within one year and bears interest at 5% per annum. In 1992, two officers of the Company borrowed $250,000 each. The loans are due in equal annual installments of $50,000 each, beginning in December 1993, and bear interest at 5% per annum.

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

9.  ACQUISITIONS

TRT COMMUNICATIONS INC.

    In 1993, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Pacific Telecom, Inc. ("PTI"), and two of its subsidiaries, International Communications Holdings, Inc. ("ICHI") and PTI Harbor Bay, Inc. ("Harbor Bay"), to acquire all of the outstanding capital stock of TRT
Communications, Inc., a subsidiary of ICHI ("TRT"), and Niles Canyon Earth Station, Inc. ("Niles Canyon"), a subsidiary of Harbor Bay. Pursuant to the first phase of the Exchange Agreement, effective January 22, 1993, the Company issued to ICHI and Harbor Bay a total of 4,095,000 shares of Common Stock
(adjusted for the Stock Split, see Note 5) and acquired all of the outstanding common stock of Niles Canyon. On September 23, 1993, the Company completed the

                         IDB COMMUNICATIONS GROUP, INC.

9.  ACQUISITIONS (CONTINUED)
second phase of the Exchange Agreement, and issued and paid to ICHI and Harbor Bay a total of 10,080,000 shares of Common Stock and $1,000,000 in cash in exchange for all of the outstanding stock of TRT.

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

                         IDB COMMUNICATIONS GROUP, INC.

9.  ACQUISITIONS (CONTINUED)
acquisition expenses. Additionally, $26,700,000 in accrued expenses and long-term liabilities have been included to reflect direct acquisition costs and estimated costs related to closing duplicate facilities, employee severance costs and other nonrecurring duplicative costs expected to be incurred in the integration of WorldCom and HIT into the operations of the Company. The acquisition, which was accounted for under the purchase method, resulted in an allocation of $38,600,000 (net of tax benefits of $34,897,000) to intangible assets, which are being amortized over periods up to 40 years.

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


                                                          1992          1993
                                                      ------------  ------------
Revenue.............................................  $301,669,000  $457,341,000
Income (loss) available to common shareholders
 before extraordinary item..........................    (8,341,000)   17,295,000
Net income (loss) before preferred stock dividend...    (8,341,000)   10,578,000
Net income (loss) available to common
 shareholders.......................................    (8,341,000)    9,346,000
Primary earnings (loss) per share before
 extraordinary item.................................        ($0.13)        $0.26
Fully diluted earnings (loss) per share before
 extraordinary item.................................        ($0.13)        $0.26
Primary earnings (loss) per share...................        ($0.13)        $0.14
Fully diluted earnings (loss) per share.............        ($0.13)        $0.14


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

10. SUPPLEMENTAL CASH FLOW INFORMATION
    Supplemental cash flow information is as follows:

                                                   YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1991        1992        1993
                                              ----------  ----------  ----------
Cash paid for:
Interest expense............................  $8,757,000  $9,114,000  $8,272,000
Income taxes................................      72,000     739,000   1,326,000

    In 1993, the Company issued 14,175,000 shares of Common Stock to acquire 100% of the issued and outstanding Common Stock of TRT.

    In 1993, 34,000 shares of preferred stock were converted into 6,158,710 shares of common stock (Note 5).

                         IDB COMMUNICATIONS GROUP, INC.

10. SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
    In 1993, the Company purchased the remaining 60% interest in TC WorldCom AG for $10,517,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired....................................  $ 17,907,000
Cash paid........................................................   (10,517,000)
                                                                   ------------
Liabilities assumed..............................................  $  7,390,000
                                                                   ------------
                                                                   ------------

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

11. STREAMLINING CHARGE
    During 1993, plans were approved to reduce the Company's cost structure and to improve productivity. Such plan includes a reduction in the number of employees and the disposition of certain assets. The consolidated statement of income for 1993 includes a charge of $5,920,000 relating to this program.