Form 10-Q/A
period 1994-03-31
IDB COMMUNICATIONS GROUP INC
filed 1994-11-21
CIK 799319

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                               (AMENDMENT NO. 2)


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

                         IDB COMMUNICATIONS GROUP, INC.
                                     INDEX


                                                                                                             PAGE NO.
                                                                                                          ---------------
PART I.      FINANCIAL INFORMATION
             Consolidated Balance Sheet.................................................................             3
             Consolidated Income Statement..............................................................             4
             Consolidated Statement of Cash Flows.......................................................             5
             Notes to Consolidated Financial Statements.................................................             6
             Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................             9

                         IDB COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                                  DECEMBER 31,       MARCH 31,
                                                                                      1993              1994
                                                                                ----------------  ----------------
                                                                                                    (UNAUDITED,
                                                                                                    SEE NOTE 1)
Current assets:
  Cash and cash equivalents...................................................  $     54,612,000  $     41,208,000
  Short-term investments......................................................        12,672,000        12,672,000
  Accounts receivable, less allowance for doubtful accounts of $5,751,000 in
   1993 and $9,414,000 in 1994................................................       108,445,000       111,840,000
  Unbilled revenues...........................................................        13,900,000        14,820,000
  Prepaid expenses and other current assets...................................        23,139,000        26,690,000
                                                                                ----------------  ----------------
    Total current assets......................................................       212,768,000       207,230,000
                                                                                ----------------  ----------------
Property and equipment:
  Land........................................................................         2,489,000         2,489,000
  Buildings and improvements..................................................         6,567,000         6,592,000
  Equipment...................................................................       270,410,000       286,328,000
  Construction in progress....................................................        39,850,000        38,503,000
                                                                                ----------------  ----------------
    Total property and equipment..............................................       319,316,000       333,912,000
    Less accumulated depreciation and amortization............................        49,251,000        55,228,000
                                                                                ----------------  ----------------
    Net property and equipment................................................       270,065,000       278,684,000
Intangible assets-net.........................................................       152,786,000       150,567,000
Other assets..................................................................        23,773,000        30,436,000
Deferred income taxes.........................................................        62,797,000        60,472,000
                                                                                ----------------  ----------------
    Total assets..............................................................  $    722,189,000  $    727,389,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.......................................  $     55,095,000  $     49,522,000
  Other accrued liabilities...................................................       119,805,000       104,669,000
                                                                                ----------------  ----------------
    Total current liabilities.................................................       174,900,000       154,191,000
  Long-term liabilities.......................................................        38,369,000        36,140,000
  Convertible subordinated debt...............................................       195,500,000       195,500,000
                                                                                ----------------  ----------------
    Total liabilities.........................................................       408,769,000       385,831,000
                                                                                ----------------  ----------------
  Commitments and contingencies...............................................
  Minority interest...........................................................        23,285,000        24,184,000
                                                                                ----------------  ----------------
Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized; 34,000 shares issued and none
   outstanding in 1993 and 1994...............................................         --                --
  Common stock, $.01 par value, 200,000,000 shares authorized; shares issued
   and outstanding, 71,713,076 in 1993 and 74,058,783 in 1994.................           717,000           741,000
  Additional paid-in capital..................................................       272,744,000       295,809,000
  Retained earnings...........................................................        16,674,000        20,824,000
                                                                                ----------------  ----------------
    Total shareholders' equity................................................       290,135,000       317,374,000
                                                                                ----------------  ----------------
    Total liabilities and shareholders' equity................................  $    722,189,000  $    727,389,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------


          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC
                         CONSOLIDATED INCOME STATEMENT
                            (UNAUDITED, SEE NOTE 1)


                                                                                        FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                  --------------------------------
                                                                                       1993             1994
                                                                                  --------------  ----------------
Revenues:
  Transmission services.........................................................  $   60,759,000  $    120,563,000
  Systems integration and other income..........................................       5,932,000         3,927,000
  Fees earned from TRT..........................................................       1,800,000         --
                                                                                  --------------  ----------------
    Total revenues..............................................................      68,491,000       124,490,000
                                                                                  --------------  ----------------
Costs and expenses:
  Cost of sales.................................................................      45,825,000        91,258,000
  Selling, general and administrative...........................................       7,680,000        17,952,000
  Depreciation..................................................................       4,539,000         5,662,000
  Amortization..................................................................       1,059,000         1,429,000
                                                                                  --------------  ----------------
    Total costs and expenses....................................................      59,103,000       116,301,000
                                                                                  --------------  ----------------
Operating income................................................................       9,388,000         8,189,000
Interest expense................................................................      (2,024,000)       (2,477,000)
Interest income.................................................................         135,000         1,280,000
                                                                                  --------------  ----------------
Income before minority interest and income taxes................................       7,499,000         6,992,000
Minority interest...............................................................         (30,000)          102,000
                                                                                  --------------  ----------------
Income before income taxes......................................................       7,469,000         7,094,000
Provision for income taxes......................................................       3,025,000         2,944,000
                                                                                  --------------  ----------------
Net income before preferred stock dividend......................................       4,444,000         4,150,000
Preferred stock dividend........................................................         378,000         --
                                                                                  --------------  ----------------
Net income available to common shareholders.....................................  $    4,066,000  $      4,150,000
                                                                                  --------------  ----------------
                                                                                  --------------  ----------------
Earnings per share:
  Primary.......................................................................       $.08             $.05
  Fully diluted.................................................................       $.08             $.05
Weighted average common shares outstanding:
  Primary.......................................................................      50,306,000        75,766,000
                                                                                  --------------  ----------------
                                                                                  --------------  ----------------
  Fully diluted.................................................................      56,637,000        75,766,000
                                                                                  --------------  ----------------
                                                                                  --------------  ----------------


          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, SEE NOTE 1)


                                                                                       FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                 --------------------------------
                                                                                      1993             1994
                                                                                 ---------------  ---------------
Cash and cash equivalents at beginning of period...............................  $     1,319,000  $    54,612,000
                                                                                 ---------------  ---------------
Cash flows from operating activities:
  Net income before preferred stock dividend...................................        4,444,000        4,150,000
                                                                                 ---------------  ---------------
Adjustments to reconcile net income to net cash provided by
 (used for) operating activities:
  Depreciation expense.........................................................        4,539,000        5,662,000
  Amortization expense.........................................................          905,000        1,286,000
  Amortization of loan fees and discounts......................................          154,000          143,000
  Provision for doubtful accounts receivable...................................          368,000        3,674,000
  Deferred income taxes........................................................        1,758,000        2,944,000
  Minority interest............................................................           30,000         (102,000)
Changes in operating assets and liabilities, net of acquisitions:
  Accounts receivable..........................................................      (10,859,000)      (7,069,000)
  Unbilled revenues............................................................        5,523,000         (920,000)
  Prepaid expenses and other current assets....................................       (2,032,000)      (3,551,000)
  Accounts payable and accrued expenses........................................        2,979,000       (5,573,000)
  Other liabilities............................................................       (2,346,000)     (16,484,000)
                                                                                 ---------------  ---------------
    Total adjustments..........................................................        1,019,000      (19,990,000)
                                                                                 ---------------  ---------------
    Net cash provided by (used for) operating activities.......................        5,463,000      (15,840,000)
                                                                                 ---------------  ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................................          514,000       23,089,000
  Borrowings of senior debt....................................................        5,700,000        --
  Repayments of senior debt....................................................         (667,000)       --
  Increase in advances from minority shareholder of subsidiary.................          130,000        1,001,000
  Preferred stock dividend payment.............................................         (378,000)       --
                                                                                 ---------------  ---------------
    Net cash provided by financing activities..................................        5,299,000       24,090,000
                                                                                 ---------------  ---------------
Cash flows from investing activities:
  Additions to property and equipment..........................................       (9,593,000)     (14,781,000)
  Increase in other assets.....................................................       (1,819,000)      (6,873,000)
                                                                                 ---------------  ---------------
    Net cash used for investing activities.....................................      (11,412,000)     (21,654,000)
                                                                                 ---------------  ---------------
  Decrease in cash and cash equivalents........................................         (650,000)     (13,404,000)
                                                                                 ---------------  ---------------
    Cash and cash equivalents at end of period.................................  $       669,000  $    41,208,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------


          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of March 31, 1994 and the consolidated statements of income and cash flows for the three months ended March 31, 1994 are unaudited, but in the opinion of management include all adjustments, all of which are of a normal and recurring nature except as indicated below, necessary for a fair presentation of the financial position and the results of operations for the periods presented. Included in selling, general and administrative expenses is a $2.9 million increase to the allowance for doubtful accounts receivable for a customer that filed for protection under Chapter 11 of the U.S. Bankruptcy Code subsequent to March 31, 1994.



    Adjustments to results of operations for the quarter ended March 31, 1994 which are not of a normal recurring nature are (a) purchase accounting adjustments having the effect of reducing cost of sales by $1.3 million, (b) an allowance for doubtful accounts receivable of $2.9 million (for a customer that filed for protection under Chapter 11 of the United States Bankruptcy Code subsequent to March 31, 1994) having the effect of increasing selling, general and administrative expenses and (c) adjustments to the accounting for international long distance traffic (see item (c) in the following paragraph and Note 4).



    The accompanying financial statements are restated to reflect certain adjustments to the consolidated financial statements included in the Company's report on Form 10-Q for the quarter ended March 31, 1994 originally filed on May 23, 1994. The adjustments include (a) $5.0 million decrease to other income relating to the sale of transponder capacity which was subsequently reversed,
(b) $1.0 million increase in cost of sales relating to purchase accounting adjustments, (c) $8.3 million decrease to transmission services revenues and $6.3 million decrease to cost of sales related to the accounting for international long distance traffic (see Note 4), and (d) approximately $24.5 million increase to transmission services revenue and cost of sales related to the reclassification of payments to foreign telephone companies (see Transmission Services Revenues below). The effects of these adjustments on the accompanying consolidated income statement as compared to the consolidated income statement included in the Company's original Form 10-Q are as follows:



                                                                                    INCREASE
                                                                   ORIGINAL        (DECREASE)     FORM 10-Q/A (NO.
                                                                  FORM 10-Q        ADJUSTMENTS           2)
                                                               ----------------  ---------------  ----------------
Transmission services revenue................................  $    104,381,000  $    (8,300,000) $    120,563,000
                                                                                      24,482,000
Systems integration and other income.........................         8,927,000       (5,000,000)        3,927,000
Total revenues...............................................       113,308,000       11,182,000       124,490,000
Cost of Sales................................................        72,076,000       (6,300,000)       91,258,000
                                                                                       1,000,000
                                                                                      24,482,000
Total costs and expenses.....................................        97,119,000       19,182,000       116,301,000
Operating income.............................................        16,189,000       (8,000,000)        8,189,000
Income before income taxes...................................        15,094,000       (8,000,000)        7,094,000
Provision for income taxes...................................         6,264,000       (3,320,000)        2,944,000
Net income available to common shareholders..................         8,830,000       (4,680,000)        4,150,000
Earnings per share:
  Primary and fully diluted..................................               .12             (.07)              .05


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

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- BASIS OF PRESENTATION (CONTINUED)

    TRANSMISSION SERVICES REVENUES. The Company retroactively reclassified payments to foreign telephone companies to complete calls made from the United States by the Company's customers. These payments, which previously were classified as direct reductions of transmission services revenue, are now classified as cost of sales. Operating income (loss), net income (loss) available to common shareholders and the balance sheet are not affected. This change was made to conform with industry reporting practices. All applicable 1993 financial information presented in the accompanying consolidated financial statements has been restated to conform to the 1994 presentation.


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


                                                                               FOR THE THREE
                                                                                MONTHS ENDED
                                                                               MARCH 31, 1993
                                                                              ----------------
Revenue.....................................................................  $    110,699,000
Net income before preferred stock dividend..................................         4,889,000
Net income available to common shareholders.................................         4,511,000
Primary earnings per share..................................................  $           0.07
Fully diluted earnings per share............................................  $           0.07


    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at January 1, 1993 or of future results of operations.

NOTE 4 -- ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC

    The Company enters into operating agreements with telecommunication carriers in foreign countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are obligated to adhere to the policy of the Federal Communications Commission (FCC) whereby traffic from the foreign country is routed to international carriers, of which IDB is one, in the same proportion as traffic carried into the foreign country. Mutually exchanged traffic between IDB and foreign carriers is settled in cash through a formal settlement policy that generally extends over a six-month period at an agreed upon tariff rate. Although IDB can estimate the amount of inbound traffic it will receive under the FCC's proportional share policy, it generally must wait up to six months before it actually carries the inbound traffic.



    The Company utilizes the net settlement concept that is inherent in the operating agreements as the basis for its accounting policy for international long distance traffic. Under this approach, the margin on outbound and inbound calls (recognizing that the proportionate return of the actual inbound call is received generally on a six month lag), are normalized to reflect the implicit overall earning rate concept of the contract. Accordingly, a portion of the outbound call fee due the foreign carrier is deferred and accounted for as a cost attributable to the revenue associated with the inbound call. All costs deferred are expensed six months later and offset against the revenues recognized upon receipt of the return traffic. The amount of cost deferral at March 31, 1994 was $6,200,000.

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


                                                               PERCENTAGE OF
                                                               REVENUES FOR
                                                                 THE THREE
                                                                  MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              1993      1994
                                                              -----     -----
Total revenues..............................................  100.0%    100.0%
                                                              -----     -----
Costs and expenses:
  Cost of sales.............................................   66.9      73.3
  Selling, general and administrative.......................   11.2      14.4
  Depreciation..............................................    6.6       4.5
  Amortization..............................................    1.5       1.1
                                                              -----     -----
Total cost and expenses.....................................   86.2      93.3
                                                              -----     -----
Operating income............................................   13.8       6.7
Interest, net...............................................    2.8       1.0
                                                              -----     -----
Income before minority interest and income taxes............   11.0       5.7
Minority interest...........................................   (0.1)      0.1
                                                              -----     -----
Income before income taxes..................................   10.9       5.6
Provision for income taxes..................................    4.4       2.4
                                                              -----     -----
Income before preferred stock dividend......................    6.5       3.2
Preferred stock dividend....................................    0.6      --
                                                              -----     -----
Net income available to common shareholders.................    5.9%      3.2%
                                                              -----     -----
                                                              -----     -----


RESULTS OF OPERATIONS


    Operating results for the first quarter of 1994 resulted in revenues of $124,490,000 and net income before preferred stock dividend of $4,150,000 versus revenues of $68,491,000 and net income before preferred stock dividend of $4,444,000 for the same period in 1993.



    REVENUES. Revenues for the three months ended March 31, 1994 increased by $55,999,000 or 82% from the same period one year ago. The increase is principally due to increases in international public switched long distance telephone and private line services resulting from the acquisitions of TRT on September 30, 1993 and to a lesser extent WorldCom Europe on December 31, 1993 (the "Acquisitions"). These services comprised 74% of revenues in the first quarter 1994 versus 50% in the first quarter 1993. Broadcast services revenues remained relatively flat and comprised 15% of revenues in the first quarter 1994 versus 27% in the same period 1993. IDB Mobile's communications services grew by approximately $2,000,000 in the first quarter 1994 from the same period in 1993, and comprise 8% of 1994 first quarter revenues versus 12% in 1993. In the first quarter 1993 the Company earned fees of $1,800,000 from operational assistance and other consulting services provided to TRT. Such fees ended with the acquisition of TRT in September 1993.



    COST OF SALES. Cost of sales increased by $45,433,000 or 99% in the first quarter 1994 from the first quarter 1993 due to the higher level of revenues provided by the Acquisitions. Cost of sales as a percentage of revenue increased principally due to high margin management fees earned in the first quarter of 1993 which did not recur in 1994.

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


    DEPRECIATION.    Depreciation  expense  increased  $1,123,000  in  the first quarter 1994 from the first quarter 1993 principally due to the Acquisitions. Depreciation expense as a percentage of revenues decreased to 4.5% in the first quarter 1994 from 6.6% for the same period 1993 due to increased utilization of the Company's network facilities.


    AMORTIZATION.    Amortization expense  increased  by $370,000  in  the first quarter 1994 from the first quarter 1993 principally due to the Acquisitions.


    STREAMLINING CHARGE. In the fourth quarter 1993 the Company recorded a streamlining charge primarily for planned termination of certain Broadcast Audio activities and employee terminations. In the first quarter 1994 the remaining $982,000 of the 1993 streamlining charge accrual was applied to the loss on an Audio customer contract and employee severance payments for terminated employees.


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

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Culver City, State of California, on November 21, 1994.


                                          IDB COMMUNICATIONS GROUP, INC.


                                          By:         /s/  RUDY WANN


                                             -----------------------------------

                                                          RUDY WANN
                                                 VICE PRESIDENT, FINANCE AND
                                                   CHIEF FINANCIAL OFFICER