Form 10-Q/A
period 1994-06-30
IDB COMMUNICATIONS GROUP INC
filed 1994-11-21
CIK 799319

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         IDB COMMUNICATIONS GROUP, INC.
                                     INDEX


                                                                                                            PAGE NO.
                                                                                                          -------------
PART I.      FINANCIAL INFORMATION
             Consolidated Balance Sheet.................................................................            3
             Consolidated Statement of Operations.......................................................            4
             Consolidated Statement of Cash Flows.......................................................            5
             Notes to Consolidated Financial Statements.................................................            6
             Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................           11

PART II.     OTHER INFORMATION..........................................................................           15

SIGNATURE...............................................................................................           17

                         IDB COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                                  DECEMBER 31,        JUNE 30,
                                                                                      1993              1994
                                                                                ----------------  ----------------
                                                                                                    (UNAUDITED,
                                                                                                    SEE NOTE 1)
Current assets:
  Cash and cash equivalents...................................................  $     54,612,000  $     14,471,000
  Short-term investments......................................................        12,672,000        11,155,000
  Accounts receivable, less allowance for doubtful accounts of $5,751,000 in
   1993 and $10,846,000 in 1994...............................................       108,445,000       122,189,000
  Unbilled revenues...........................................................        13,900,000        13,311,000
  Prepaid expenses and other current assets...................................        23,139,000        31,218,000
                                                                                ----------------  ----------------
    Total current assets......................................................       212,768,000       192,344,000
                                                                                ----------------  ----------------
Property and equipment:
  Land........................................................................         2,489,000         2,489,000
  Buildings and improvements..................................................         6,567,000         6,428,000
  Equipment...................................................................       270,410,000       274,035,000
  Construction in progress....................................................        39,850,000        25,578,000
                                                                                ----------------  ----------------
    Total property and equipment..............................................       319,316,000       308,530,000
    Less accumulated depreciation and amortization............................        49,251,000        58,457,000
                                                                                ----------------  ----------------
    Net property and equipment................................................       270,065,000       250,073,000
Investment in and advances to joint venture...................................         --               25,642,000
Intangible assets, net........................................................       215,583,000       216,844,000
Other assets..................................................................        23,773,000        39,680,000
                                                                                ----------------  ----------------
    Total assets..............................................................  $    722,189,000  $    724,583,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.......................................  $     55,095,000  $     45,852,000
  Other accrued liabilities...................................................       119,805,000       144,687,000
                                                                                ----------------  ----------------
    Total current liabilities.................................................       174,900,000       190,539,000
Long-term liabilities.........................................................        38,369,000        40,744,000
Convertible subordinated debt.................................................       195,500,000       195,500,000
                                                                                ----------------  ----------------
    Total liabilities.........................................................       408,769,000       426,783,000
                                                                                ----------------  ----------------
Commitments and contingencies
Minority interest.............................................................        23,285,000         --
                                                                                ----------------  ----------------
Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized; 34,000 shares issued and none
   outstanding in 1993 and 1994...............................................         --                --
  Common stock, $.01 par value, 200,000,000 shares authorized; shares issued
   and outstanding, 71,713,076 in 1993 and 74,180,771 in 1994.................           717,000           742,000
  Additional paid-in capital..................................................       272,744,000       296,221,000
  Retained earnings...........................................................        16,674,000           837,000
                                                                                ----------------  ----------------
    Total shareholders' equity................................................       290,135,000       297,800,000
                                                                                ----------------  ----------------
    Total liabilities and shareholders' equity................................  $    722,189,000  $    724,583,000
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------


          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (UNAUDITED, SEE NOTE 1)


                                                    FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                     ENDED JUNE 30,
                                              --------------------------------  ----------------------------------
                                                   1993             1994              1993              1994
                                              --------------  ----------------  ----------------  ----------------
Revenues:
  Transmission services.....................  $   67,044,000  $    123,348,000  $    127,803,000  $    233,916,000
  Systems integration and other income......       5,657,000         9,245,000        11,589,000        13,164,000
  Fees earned from TRT......................       3,200,000         --                5,000,000         --
                                              --------------  ----------------  ----------------  ----------------
    Total revenues..........................      75,901,000       132,593,000       144,392,000       247,080,000
                                              --------------  ----------------  ----------------  ----------------
Costs and expenses
  Cost of sales.............................      51,347,000       119,089,000        97,171,000       201,899,000
  Selling, general and administrative.......       8,258,000        24,729,000        15,939,000        41,659,000
  Depreciation..............................       4,616,000         6,122,000         9,156,000        10,916,000
  Amortization..............................       1,168,000         1,503,000         2,227,000         2,878,000
                                              --------------  ----------------  ----------------  ----------------
    Total costs and expenses................      65,389,000       151,443,000       124,493,000       257,352,000
                                              --------------  ----------------  ----------------  ----------------
Operating income (loss).....................      10,512,000       (18,850,000)       19,899,000       (10,272,000)
Interest expense............................      (1,944,000)       (3,214,000)       (3,968,000)       (5,181,000)
Interest income.............................         511,000           719,000           646,000         1,999,000
                                              --------------  ----------------  ----------------  ----------------
Income (loss) before minority interest,
 equity in joint venture and income taxes...       9,079,000       (21,345,000)       16,577,000       (13,454,000)
Equity in loss of joint venture.............        --              (1,586,000)        --               (2,383,000)
Minority interest...........................         (72,000)        --                 (102,000)        --
                                              --------------  ----------------  ----------------  ----------------
Income (loss) before income taxes...........       9,007,000       (22,931,000)       16,475,000       (15,837,000)
Income tax provision (benefit)..............       3,648,000        (2,944,000)        6,673,000         --
                                              --------------  ----------------  ----------------  ----------------
Net income (loss) before preferred stock
 dividend...................................       5,359,000       (19,987,000)        9,802,000       (15,837,000)
Preferred stock dividend....................         340,000         --                  718,000         --
                                              --------------  ----------------  ----------------  ----------------
Net income (loss) available to common
 shareholders...............................  $    5,019,000  $    (19,987,000) $      9,084,000  $    (15,837,000)
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------
Earnings (loss) per share:
  Primary...................................       $.09            $(.27)             $.17             $(.21)
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------
  Fully diluted.............................       $.09            $(.27)             $.17             $(.21)
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------
Weighted average common shares outstanding:
  Primary...................................      53,928,000        74,120,000        52,117,000        73,676,000
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------
  Fully diluted.............................      60,244,000        74,120,000        58,440,000        73,676,000
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------


          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, SEE NOTE 1)


                                                                                  FOR THE SIX MONTHS ENDED JUNE
                                                                                               30,
                                                                                 --------------------------------
                                                                                      1993             1994
                                                                                 ---------------  ---------------
Cash and cash equivalents at beginning of period...............................  $     1,319,000  $    50,415,000
                                                                                 ---------------  ---------------
Cash flows from operating activities:
  Net income (loss) before preferred stock dividend............................        9,802,000      (15,837,000)
                                                                                 ---------------  ---------------
Adjustments to reconcile net income to net cash provided by
 (used for) operating activities:
  Depreciation expense.........................................................        9,156,000       10,916,000
  Amortization expense.........................................................        1,912,000        2,580,000
  Amortization of loan fees and discounts......................................          315,000          298,000
  Provision for doubtful accounts receivable...................................          660,000        5,277,000
  Deferred income taxes........................................................        5,349,000       (6,572,000)
  Equity in loss of joint venture..............................................        --               2,383,000
  Minority interest............................................................          102,000        --
Changes in operating assets and liabilities, net of acquisitions:
  Accounts receivable..........................................................      (22,429,000)     (40,895,000)
  Unbilled revenues............................................................        5,805,000          249,000
  Prepaid expenses and other current assets....................................       (1,677,000)      (9,785,000)
  Accounts payable and accrued expenses........................................       (6,508,000)       3,781,000
  Other liabilities............................................................        2,428,000       25,553,000
                                                                                 ---------------  ---------------
    Total adjustments..........................................................       (4,887,000)      (6,215,000)
                                                                                 ---------------  ---------------
    Net cash provided by (used for) operating activities.......................        4,915,000      (22,052,000)
                                                                                 ---------------  ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................................       51,994,000       23,502,000
  Borrowings of senior debt....................................................       10,500,000        --
  Repayments of senior debt....................................................      (30,654,000)       --
  Repayments of senior subordinated debt.......................................       (3,000,000)       --
  Increase in advances from minority shareholder of subsidiary.................        2,254,000        --
  Preferred stock dividend payment.............................................         (378,000)       --
                                                                                 ---------------  ---------------
    Net cash provided by financing activities..................................       30,716,000       23,502,000
                                                                                 ---------------  ---------------
Cash flows from investing activities:
  Additions to property and equipment..........................................      (20,173,000)     (25,100,000)
  Investments in and advances to joint venture.................................        --              (4,813,000)
  Increase in intangible and other assets......................................       (5,763,000)      (8,998,000)
  Sale of short term investments...............................................        --               1,517,000
                                                                                 ---------------  ---------------
    Net cash used for investing activities.....................................      (25,936,000)     (37,394,000)
                                                                                 ---------------  ---------------
  Increase (decrease) in cash and cash equivalents.............................        9,695,000      (35,944,000)
                                                                                 ---------------  ---------------
    Cash and cash equivalents at end of period.................................  $    11,014,000  $    14,471,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------


          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 1994 and the consolidated statements of operations for the three and six month periods ended June 30, 1993 and 1994 and the consolidated statement of cash flows for the six months ended June 30, 1993 and 1994 are unaudited, but in the opinion of management include all adjustments, all of which are of a normal and recurring nature except as discussed below and in Notes 2 and 7, necessary for a fair presentation of the financial position and the results of operations for the periods presented.



    The accompanying financial statements are restated to reflect certain adjustments to the consolidated financial statements for the three months ended June 30, 1994 included in the Company's report on Form 10-Q originally filed on August 21, 1994. The adjustments include $8.3 million increase to transmission services revenues and $6.3 million increase to cost of sales related to the accounting for international long distance traffic (see Note 2) and the provision of a valuation reserve of $6,572,000 against net operating loss tax benefit recorded in the quarter ended June 30, 1994. The effects of these adjustments on the accompanying consolidated income statement for the three months ended June 30, 1994 as compared to the consolidated income statement included in the Company's original Form 10-Q are as follows:



                                                                                     INCREASE           FORM
                                                                     ORIGINAL       (DECREASE)         10-Q/A
                                                                    FORM 10-Q       ADJUSTMENTS       (NO. 1)
                                                                 ----------------  -------------  ----------------
For the three months ended June 30, 1994:
  Transmission services revenue................................  $    115,048,000  $   8,300,000  $    123,348,000
  Total revenues...............................................       124,293,000      8,300,000       132,593,000
  Cost of Sales................................................       112,789,000      6,300,000       119,089,000
  Total costs and expenses.....................................       145,143,000      6,300,000       151,443,000
  Operating income.............................................       (20,850,000)     2,000,000       (18,850,000)
  Income (loss) before income taxes............................       (24,931,000)     2,000,000       (22,931,000)
  Income tax provision (benefit)...............................       (10,346,000)      (830,000)       (2,944,000)
                                                                                      (6,572,000)
  Net income (loss) available to common
   shareholders................................................       (14,585,000)    (5,402,000)      (19,987,000)
  Earnings per share:
    Primary and fully diluted..................................              (.20)          (.07)             (.27)



    The statements for the six month period ended June 30, 1994 remain unchanged because a corresponding restatement was made in the three month period ended March 31, 1994.


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

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- BASIS OF PRESENTATION (CONTINUED)
These payments, which previously were classified as direct reductions of transmission services revenue, are now classified as cost of sales. Operating income (loss), net income (loss) available to common shareholders and the balance sheet are not affected.


                                                         NEW PRESENTATION
                                     --------------------------------------------------------
                                        FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                           ENDED JUNE 30,               ENDED JUNE 30,
                                     --------------------------  ----------------------------
                                        1993          1994           1993           1994
                                     -----------  -------------  -------------  -------------
INCOME STATEMENT
Total revenues.....................  $75,901,000  $ 132,593,000  $ 144,392,000  $ 247,080,000
Cost of sales......................   51,347,000    119,089,000     97,171,000    201,899,000
Total costs and expenses...........   65,389,000    151,443,000    124,493,000    257,352,000



                                                         OLD PRESENTATION
                                     --------------------------------------------------------
                                        FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                           ENDED JUNE 30,               ENDED JUNE 30,
                                     --------------------------  ----------------------------
                                        1993          1994           1993           1994
                                     -----------  -------------  -------------  -------------
INCOME STATEMENT
Total revenues.....................  $71,335,000  $  98,593,000  $ 135,756,000  $ 188,598,000
Cost of sales......................   46,781,000     85,089,000     88,535,000    143,407,000
Total costs and expenses...........   60,823,000    117,443,000    115,857,000    178,326,000


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


    SIGNIFICANT AND NON-RECURRING ITEMS. Results of operations for the three months ended June 30, 1994 include certain items which the Company believes are of a significant or a non-recurring nature and have the effect of reducing pretax income for the three month period by approximately $18,350,000. Those items considered to be non-recurring are approximately $8,850,000. (See Note 7.)


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

NOTE 2 -- ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC

    The Company enters into operating agreements with telecommunication carriers in foreign countries under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are obligated to adhere to the policy of the Federal Communications Commission (FCC) whereby traffic from the foreign country is routed to international carriers, of which IDB is one, in the same proportion as traffic carried into the foreign country. Mutually exchanged traffic between IDB and foreign carriers is settled in cash through a formal settlement policy

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- ACCOUNTING FOR INTERNATIONAL LONG DISTANCE TRAFFIC (CONTINUED)

that generally extends over a six-month period at an agreed upon tariff rate. Although IDB can estimate the amount of inbound traffic it will receive under the FCC's proportional share policy, it generally must wait up to six months before it actually carries the inbound traffic.



    The Company utilizes the net settlement concept that is inherent in the operating agreements as the basis for its accounting policy for international long distance traffic. Under this approach, the margin on outbound and inbound calls (recognizing that the proportionate return of the actual inbound call is received generally on six month lag), are normalized to reflect the implicit overall earning rate concept of the contract. Accordingly, a portion of the outbound call fee due the foreign carrier is deferred and accounted for as a cost attributable to the revenue associated with the inbound call. All costs deferred are expensed six months later and offset against the revenues recognized upon receipt of the return traffic. The amount of cost deferral at June 30, 1994 was $8,100,000.


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

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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


                                                                       FOR THE THREE      FOR THE SIX
                                                                        MONTHS ENDED      MONTHS ENDED
                                                                       JUNE 30, 1993     JUNE 30, 1993
                                                                      ----------------  ----------------
Revenue.............................................................  $    112,991,000  $    223,690,000
Net income before preferred stock dividend..........................         3,151,000         8,040,000
Net income available to common shareholders.........................         2,811,000         7,322,000
Primary earnings per share..........................................  $           0.05  $           0.12
Fully diluted earnings per share....................................  $           0.05  $           0.12


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

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 -- SIGNIFICANT AND NON-RECURRING ITEMS


    Results of operations for the three months ended June 30, 1994 include certain charges and credits that the Company believes are significant or of a non-recurring nature. The combined effect of these adjustments reduced pretax income by approximately $18,350,000 as follows:



                                                             INCREASE (DECREASE)
                                               ------------------------------------------------
                                                                  (IN 000'S)
                                               ------------------------------------------------
                                                                                EQUITY IN LOSS
                                                           COST OF                    OF
                                                REVENUE     SALES      SG&A      JOINT VENTURE
                                               ---------  ---------  ---------  ---------------
Significant Items:
  Additions to sales credit reserves and
   allowance for doubtful accounts...........  $  (6,000) $  --      $   3,500     $  --
Non-recurring Items:
  Acquisition related expenses...............     --         --          2,000        --
  Broadcast facility reserves................     --          2,300     --            --
  Accounting and legal expenses..............     --         --          1,500        --
  Other......................................     --         --          2,400          (650)


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


                                                                PERCENTAGE OF REVENUES
                                                          -----------------------------------
                                                           FOR THE THREE       FOR THE SIX
                                                               MONTHS             MONTHS
                                                           ENDED JUNE 30,     ENDED JUNE 30,
                                                          ----------------   ----------------
                                                           1993     1994      1993     1994
                                                          ------   -------   ------   -------
Total revenues..........................................    100.0%   100.0%    100.0%   100.0%
                                                          ------   -------   ------   -------
Costs and expenses:
  Cost of sales.........................................     67.6     89.8      67.3     81.7
  Selling, general and administrative...................     10.9     18.7      11.0     16.8
  Depreciation..........................................      6.1      4.6       6.3      4.4
  Amortization..........................................      1.5      1.1       1.6      1.2
                                                          ------   -------   ------   -------
Total cost and expenses.................................     86.1    114.2      86.2    104.1
                                                          ------   -------   ------   -------
Operating income (loss).................................     13.9    (14.2)     13.8     (4.1)
Interest, net...........................................      1.9      1.9       2.3      1.3
                                                          ------   -------   ------   -------
Income (loss) before minority interest and income
 taxes..................................................     12.0    (16.1)     11.5     (5.4)
Equity in loss of joint venture.........................   --         (1.2)     --       (1.0)
Minority interest.......................................     (0.1)  --          (0.1)  --
                                                          ------   -------   ------   -------
Income (loss) before income taxes.......................     11.9    (17.3)     11.4     (6.4)
Income tax provision (benefit)..........................      4.8     (2.2)      4.6   --
                                                          ------   -------   ------   -------
Income (loss) before preferred stock dividend...........      7.1    (15.1)      6.8     (6.4)
Preferred stock dividend................................      0.5   --           0.5   --
                                                          ------   -------   ------   -------
Net income (loss) available to common shareholders......      6.6%   (15.1)%     6.3%    (6.4)%
                                                          ------   -------   ------   -------
                                                          ------   -------   ------   -------


RESULTS OF OPERATIONS


    Operating results for the second quarter of 1994 resulted in revenues of $132,593,000 and a net loss of $19,987,000 versus revenues of $75,901,000 and net income of $5,019,000 for the same period in 1993. For the six months ended June 30, 1994, revenues and net loss were $247,080,000 and $15,837,000, respectively, as compared to revenues of $144,392,000 and net income of $9,084,000 for the same period in 1993. Operating results in the second quarter of 1994 were significantly affected by certain non-recurring charges described below. (See Note 7 to the Consolidated Financial Statements.) The Company retroactively reclassified payments to foreign telephone companies to complete calls made from the United States by the Company's customers. These payments, which previously were classified as direct reductions of transmission services revenue, are now classified as cost of sales. Operating income (loss), net income (loss) available to common shareholders and the balance sheet are not affected. This change was made to conform with industry reporting practices. All applicable 1993 financial information presented in the consolidated financial statements has been restated to conform to the 1994 presentation.


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

    REVENUES.  Revenues comprised the following:


                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                              --------------------------------  ----------------------------------
                                                   1993             1994              1993              1994
                                              --------------  ----------------  ----------------  ----------------
IDB WorldCom................................  $   36,698,000  $    102,166,000  $     71,246,000  $    193,858,000
IDB Broadcast...............................      20,856,000        21,182,000        39,022,000        40,058,000
IDB Mobile..................................       9,490,000         --               17,535,000         --
                                              --------------  ----------------  ----------------  ----------------
  Transmission services revenues............      67,044,000       123,348,000       127,803,000       233,916,000
Systems integration.........................       2,925,000         5,187,000         7,073,000         8,660,000
Management fee..............................       3,200,000         --                5,000,000         --
Other.......................................       2,732,000         4,058,000         4,516,000         4,504,000
                                              --------------  ----------------  ----------------  ----------------
  Total revenues............................  $   75,901,000  $    132,593,000  $    144,392,000  $    247,080,000
                                              --------------  ----------------  ----------------  ----------------
                                              --------------  ----------------  ----------------  ----------------



    Revenues for IDB WorldCom, the Company's division which provides international switched voice and private line services, grew by $65,468,000 and $122,612,000 for the three and six month periods ended June 30, 1994, respectively, as compared to same periods in 1993. The growth resulted principally from the acquisition of TRT as of September 30, 1993 and the Company's continued rapid growth in the international switched voice business, which represents approximately 63% of IDB WorldCom transmission revenues for the six months ended June 30, 1994. Since the TRT acquisition at September 30, 1993, the Company has experienced average monthly growth of approximately 7% in international telephone minutes.


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


    COST OF SALES. Cost of sales as a percentage of revenues increased to 89.8% and 81.7% for the three and six month periods ended June 30, 1994, respectively, compared to 67.6% and 67.3% for the same periods in 1993. The increase is principally due to the Company's changing revenue mix. International telephone services which comprised approximately 50% of total revenues for the six months ended June 30, 1994 compared to 15% of total revenues for the same period in 1993 carry a higher cost of sales than other transmission services provided by the Company. Additionally, in the second quarter of 1994, average revenue per minute for outbound traffic decreased as a result of an increase in carrier revenue as a proportion of total international telephone revenue. Carrier rates are approximately 20-25% lower than rates charged to commercial customers. Thus, the changing mix has resulted in a lower average revenue per minute trend. In addition, the Company decreased rates to carrier customers resulting in continued market share gains but lower margins because termination costs per minute remained relatively stable during the first six months of 1994.


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


    Net cash used by operating activities in the six months ended June 30, 1994 was $22,052,000 compared to net cash provided by operating activities of $4,915,000 in the same period in 1993 principally due to increases in accounts receivable as a result of the acquisition of TRT and the rapid growth of international telephone long distance revenue. Cash provided by financing activities in the six month period ended June 30, 1994 was $23,502,000 compared to $30,716,000 in the same period in 1993, reflecting the issuance of common shares in both periods. Net cash used in investing activities in the six month period ended June 30, 1994 was $37,394,000 compared to $25,936,000 in the same period in 1993. The increase related principally to an increase of $5,000,000 in capital spending and $8,000,000 of costs deferred in connection with the Company's accounting policy for international long distance revenues.


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