Form 10-K/A
period 1993-12-31
IDB COMMUNICATIONS GROUP INC
filed 1994-11-28
CIK 799319

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A
                               (AMENDMENT NO. 2)


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

    As of March 15, 1994, the Registrant had 74,030,982 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
    None.

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

ITEM 6.__SELECTED FINANCIAL DATA.


    The information below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                      YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                        1989        1990        1991        1992        1993
                                                     ----------  ----------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED INCOME STATEMENT DATA:
Revenues:
  Transmission services (1)........................  $   58,254  $   80,530  $   94,533  $  127,399  $  304,779
  Systems integration and other income.............       2,492       5,921       9,904      20,245      26,585
  Fees earned from WorldCom and TRT................      --          --          --           7,700       8,000
                                                     ----------  ----------  ----------  ----------  ----------
    Total revenues.................................      60,746      86,451     104,437     155,344     339,364
                                                     ----------  ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of sales (1)................................      35,219      53,203      66,514     102,485     233,524
  Selling, general and administrative..............       7,191      12,194      14,688      18,889      37,381
  Depreciation.....................................       4,252       6,965       7,305       9,587      17,269
  Amortization.....................................       2,686       3,072       2,845       3,507       4,669
  Streamlining charge..............................      --          --          --          --           5,920
                                                     ----------  ----------  ----------  ----------  ----------
    Total costs and expenses.......................      49,348      75,434      91,352     134,468     298,763
                                                     ----------  ----------  ----------  ----------  ----------
Operating income...................................      11,398      11,017      13,085      20,876      40,601
Interest expense...................................      (8,452)    (10,912)     (8,618)     (6,533)     (8,525)
Interest income (2)................................      --          --             179         120       2,175
Income before minority interest and
 income taxes......................................       2,946         105       4,646      14,463      34,251
Minority interest..................................      --          --          --            (135)        174
Provision for income taxes.........................       1,150          40       1,811       5,800      14,286
                                                     ----------  ----------  ----------  ----------  ----------
Income before extraordinary item...................       1,796          65       2,835       8,528      20,139
Extraordinary item (3).............................      --          --          (1,283)     --          (7,949)
                                                     ----------  ----------  ----------  ----------  ----------
Income before preferred stock dividend.............  $    1,796  $       65  $    1,552  $    8,528  $   12,190
Preferred stock dividend...........................      --          --          --          --           1,232
                                                     ----------  ----------  ----------  ----------  ----------
Net income available to common
 stockholders......................................  $    1,796  $       65  $    1,552  $    8,528  $   10,958
                                                     ----------  ----------  ----------  ----------  ----------
                                                     ----------  ----------  ----------  ----------  ----------
Primary earnings per share (4):
  Income available to common shareholders before
   extraordinary item..............................    $0.10        $--        $0.11       $0.24       $0.33
Extraordinary item (3).............................      --          --        (0.05)        --        (0.14)
                                                       -----       -----       -----       -----       -----
Net income available to common
 stockholders......................................    $0.10        $--        $0.06       $0.24       $0.19
                                                       -----       -----       -----       -----       -----
Fully diluted earnings per share (4):
  Income before extraordinary item.................    $0.10        $--        $0.11       $0.24       $0.32
  Extraordinary item (3)...........................      --          --        (0.05)        --        (0.13)
                                                       -----       -----       -----       -----       -----
  Net income per share.............................    $0.10        $--        $0.06       $0.24       $0.19
                                                       -----       -----       -----       -----       -----
                                                       -----       -----       -----       -----       -----
CONSOLIDATED BALANCE SHEET DATA:
Net property and equipment.........................  $   77,317  $   85,278  $   99,355  $  213,895  $  270,065
Total assets.......................................     139,514     156,405     179,414     371,656     722,189
Long-term debt.....................................     101,479     101,901      85,683     108,801     195,500
Shareholders' equity...............................      20,739      34,827      67,474     135,855     290,135

- - - --------------------------
(1) 1993 amounts have been reclassified for charges from foreign telephone companies. See Note 1 "The Company and Summary of Significant Accounting Policies -- Revenue Recognition."

(2) Interest income for the years ended 1989 and 1990 was not significant and was netted against interest expense for such years.
(3) Extraordinary item reflects the write-off of the unamortized portion of costs which had been incurred in connection with extinguished bank borrowings (net of income tax benefit) of $820,000 in 1991 and $5,639,000 in 1993.
(4) Earnings per share and the weighted average common shares outstanding have been adjusted to reflect the payment of a 5% Common Stock dividend declared and paid by the Company during each of 1991 and 1992 and the 3.15-to-one
     Common Stock split in the form of a 215% Common Stock dividend paid on February 4, 1994.

                                    PART II


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

                                          IDB COMMUNICATIONS GROUP, INC.


Dated: November 28, 1994                  By:         /s/  RUDY WANN


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

                         IDB COMMUNICATIONS GROUP, INC.
                         CONSOLIDATED INCOME STATEMENT


                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1991          1992          1993
                                          ------------  ------------  ------------
Revenues:
  Transmission services.................  $ 94,533,000  $127,399,000  $304,779,000
  Systems integration and other
   income...............................     9,904,000    20,245,000    26,585,000
  Fees earned from WorldCom and TRT
   (Note 9).............................       --          7,700,000     8,000,000
                                          ------------  ------------  ------------
    Total revenues......................   104,437,000   155,344,000   339,364,000
                                          ------------  ------------  ------------
Costs and expenses:
  Cost of sales.........................    66,514,000   102,485,000   233,524,000
  Selling, general and administrative...    14,688,000    18,889,000    37,381,000
  Depreciation..........................     7,305,000     9,587,000    17,269,000
  Amortization..........................     2,845,000     3,507,000     4,669,000
  Streamlining charge (Note 11).........       --            --          5,920,000
                                          ------------  ------------  ------------
    Total costs and expenses............    91,352,000   134,468,000   298,763,000
                                          ------------  ------------  ------------
Operating income........................    13,085,000    20,876,000    40,601,000
Interest expense........................    (8,618,000)   (6,533,000)   (8,525,000)
Interest income.........................       179,000       120,000     2,175,000
                                          ------------  ------------  ------------
Income before minority interest, income
 taxes and extraordinary item...........     4,646,000    14,463,000    34,251,000
Minority interest.......................       --           (135,000)      174,000
                                          ------------  ------------  ------------
Income before income taxes and
 extraordinary item.....................     4,646,000    14,328,000    34,425,000
Provision for income taxes (Note 6).....     1,811,000     5,800,000    14,286,000
                                          ------------  ------------  ------------
Income before extraordinary item........     2,835,000     8,528,000    20,139,000
Extraordinary item (net of income tax
 benefit of $820,000 in 1991 and
 $5,639,000 in 1993) (Note 4)...........    (1,283,000)      --         (7,949,000)
                                          ------------  ------------  ------------
Net income before preferred stock
 dividend...............................     1,552,000     8,528,000    12,190,000
Preferred stock dividend................       --            --          1,232,000
                                          ------------  ------------  ------------
Net income available to common
 shareholders...........................  $  1,552,000  $  8,528,000  $ 10,958,000
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------
Primary earnings per share:
  Income available to common
   shareholders before extraordinary
   item.................................     $0.11         $0.24         $0.33
  Extraordinary item (Note 4)...........     (0.05)          --          (0.14)
                                             -----          ----         -----
  Net income available to common
   shareholders.........................     $0.06         $0.24         $0.19
                                             -----          ----         -----
                                             -----          ----         -----
Fully diluted earnings per share:
  Income before extraordinary item......     $0.11         $0.24         $0.32
  Extraordinary item (Note 4)...........     (0.05)          --          (0.13)
                                             -----          ----         -----
  Net income before preferred stock
   dividend.............................     $0.06         $0.24         $0.19
                                             -----          ----         -----
                                             -----          ----         -----
Weighted average common shares
 outstanding:
  Primary...............................    24,976,000    35,548,000    57,881,000
                                          ------------  ------------  ------------
  Fully diluted.........................    25,540,000    36,162,000    63,652,000
                                          ------------  ------------  ------------
                                          ------------  ------------  ------------


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

                         IDB COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                               YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1991          1992          1993
                                       ------------  ------------  ------------
Cash and cash equivalents at
 beginning of year...................  $  1,219,000  $  2,762,000  $  1,319,000
                                       ------------  ------------  ------------
Cash flows from operating activities:
Net income before preferred stock
 dividend............................     1,552,000     8,528,000    12,190,000
                                       ------------  ------------  ------------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Extraordinary item, net of income
   tax benefit of $820,000 in 1991
   and $5,639,000 in 1993............     1,283,000       --          7,949,000
  Depreciation expense...............     7,305,000     9,587,000    17,269,000
  Amortization expense...............     2,417,000     3,005,000     4,158,000
  Amortization of loan fees and
   discounts.........................       428,000       502,000       512,000
  Provision for doubtful accounts
   receivable........................       502,000       364,000     1,725,000
  Deferred income taxes..............     1,356,000     6,672,000     6,869,000
  Gain on sale of assets.............       (21,000)     (477,000)      (12,000)
  Minority interest..................       --            135,000      (174,000)
Changes in operating assets and
 liabilities, net of acquisitions:
    Accounts receivable..............     1,599,000   (14,624,000)  (34,366,000)
    Unbilled revenues................    (2,505,000)   (1,921,000)   (1,163,000)
    Inventory........................      (373,000)   (2,463,000)    3,237,000
    Prepaid expenses and other
     assets..........................    (4,313,000)      425,000    (8,969,000)
    Accounts payable and accrued
     expenses........................     6,490,000     8,834,000    (1,487,000)
    Other liabilities................      (446,000)    9,196,000    (5,698,000)
                                       ------------  ------------  ------------
Total adjustments....................    13,722,000    19,235,000   (10,150,000)
                                       ------------  ------------  ------------
Net cash provided by operating
 activities..........................    15,274,000    27,763,000     2,040,000
                                       ------------  ------------  ------------
Cash flows provided by financing
 activities:
  Proceeds from issuance of common
   stock.............................    31,095,000     2,281,000    53,994,000
  Borrowings of senior debt..........     5,175,000    62,040,000    10,500,000
  Repayments of senior debt..........   (21,589,000)  (58,754,000)  (83,066,000)
  Borrowings of convertible
   subordinated debt.................       --            --        189,550,000
  Repayments and defeasance of senior
   subordinated and subordinated
   debt..............................       --            --        (34,580,000)
  Payment of debt redemption
   premiums..........................       --            --         (9,257,000)
  Preferred stock dividend payment...       --            --         (1,083,000)
  Increase in advance from minority
   shareholder
   of subsidiary.....................       --         11,127,000     3,518,000
                                       ------------  ------------  ------------
Net cash provided by financing
 activities..........................    14,681,000    16,694,000   129,576,000
Cash flows used in investing
 activities:
  Additions to property and
   equipment.........................    20,085,000    26,912,000    48,328,000
  Purchases of short-term
   investments, net..................       --            --         12,672,000
  Investment in and advances to joint
   venture...........................     6,216,000       --            --
  Proceeds from disposition of
   property..........................      (255,000)      --           (584,000)
  Increase in other assets...........     2,298,000    10,831,000     7,979,000
  Payment for acquisitions, net of
   cash acquired.....................       --          2,669,000     9,908,000
  Purchase of other intangible
   assets............................        68,000     5,488,000        20,000
                                       ------------  ------------  ------------
Net cash used in investing
 activities..........................    28,412,000    45,900,000    78,323,000
                                       ------------  ------------  ------------
  Increase (decrease) in cash and
   cash equivalents..................     1,543,000    (1,443,000)   53,293,000
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $  2,762,000  $  1,319,000  $ 54,612,000
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------

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


    The Company has retroactively reclassified charges in 1993 from foreign telephone companies to complete calls made from the United States by the Company's customers. These charges in the amount of $28,656,000, which previously were classified as direct reductions of transmission services revenue, are now classified as cost of sales. Operating income, net income available to common shareholders and the balance sheet are not affected. This change was made to conform with industry reporting practices.


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