Form 10-Q/A
period 1994-09-30
IDB COMMUNICATIONS GROUP INC
filed 1994-11-29
CIK 799319

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

                            ------------------------

     FOR QUARTER ENDED SEPTEMBER 30, 1994     COMMISSION FILE NUMBER 0-14972

                         IDB COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                 93-0933098
      (State or other          (I.R.S. Employer
      jurisdiction of
     incorporation or         Identification No.)
       organization)

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

                                Yes /X/  No / /

    Number  of  shares  of common  stock  outstanding  as of  November  7, 1994:
74,461,680

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                         IDB COMMUNICATIONS GROUP, INC.
                                     INDEX


                                                                                                            PAGE NO.
                                                                                                          -------------
PART I .  FINANCIAL INFORMATION
         Consolidated Balance Sheet.....................................................................            2
         Consolidated Statement of Operations...........................................................            3
         Consolidated Statement of Cash Flows...........................................................            4
         Notes to Consolidated Financial Statements.....................................................            5
         Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................................................           10
PART II.  OTHER INFORMATION.............................................................................           15
SIGNATURE...............................................................................................           17

                         IDB COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                                        1993            1994
                                                                                   --------------  --------------
                                                                                                    (UNAUDITED,
                                                                                                    SEE NOTE 1)
Current assets:
  Cash and cash equivalents......................................................  $   54,612,000  $   22,685,000
  Short-term investments.........................................................      12,672,000       3,036,000
  Accounts receivable, less allowance for doubtful accounts of
   $5,751,000 in 1993 and $18,578,000 in 1994....................................     108,445,000      99,256,000
  Unbilled revenues..............................................................      13,900,000       8,073,000
  Prepaid expenses and other current assets......................................      23,139,000      31,773,000
                                                                                   --------------  --------------
    Total current assets.........................................................     212,768,000     164,823,000
                                                                                   --------------  --------------
Property and equipment:
  Land...........................................................................       2,489,000       2,489,000
  Buildings and improvements.....................................................       6,567,000       6,434,000
  Equipment......................................................................     270,410,000     276,964,000
  Construction in progress.......................................................      39,850,000      29,816,000
                                                                                   --------------  --------------
    Total property and equipment.................................................     319,316,000     315,703,000
    Less accumulated depreciation and amortization...............................      49,251,000      63,963,000
                                                                                   --------------  --------------
    Net property and equipment...................................................     270,065,000     251,740,000
Investment in and advances to joint venture......................................        --            24,929,000
Intangible assets, net...........................................................     152,786,000     181,177,000
Other assets.....................................................................      23,773,000      40,509,000
Deferred income taxes............................................................      62,797,000        --
                                                                                   --------------  --------------
    Total assets.................................................................  $  722,189,000  $  663,178,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........................................  $   55,095,000  $   59,262,000
  Other accrued liabilities......................................................     119,805,000     121,735,000
  Shareholder litigation reserve.................................................        --            76,000,000
                                                                                   --------------  --------------
    Total current liabilities....................................................     174,900,000     256,997,000
  Long-term liabilities..........................................................      38,369,000      36,979,000
  Deferred income taxes..........................................................        --            20,096,000
  Long-term debt.................................................................        --            10,000,000
  Convertible subordinated debt..................................................     195,500,000     195,500,000
                                                                                   --------------  --------------
    Total liabilities............................................................     408,769,000     519,572,000
                                                                                   --------------  --------------
Commitments and contingencies:
  Minority interest..............................................................      23,285,000        --
                                                                                   --------------  --------------
Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized; 34,000 shares issued and none
   outstanding in 1993 and 1994..................................................        --              --
  Common stock, $.01 par value, 200,000,000 shares authorized; shares issued and
   outstanding, 71,713,076 in 1993 and 74,389,516 in 1994........................         717,000         744,000
  Additional paid-in capital.....................................................     272,744,000     296,708,000
  Retained earnings (accumulated deficit)........................................      16,674,000    (153,846,000)
                                                                                   --------------  --------------
    Total shareholders' equity...................................................     290,135,000     143,606,000
                                                                                   --------------  --------------
    Total liabilities and shareholders' equity...................................  $  722,189,000  $  663,178,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (UNAUDITED, SEE NOTE 1)

                                                          FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                      -----------------------------  -----------------------------
                                                          1993            1994           1993            1994
                                                      -------------  --------------  -------------  --------------
Revenues:
  Transmission services.............................  $  68,739,000  $  125,394,000  $ 196,542,000  $  359,310,000
  Systems integration and other income..............      5,239,000       5,626,000     16,828,000      18,790,000
  Fees earned from TRT..............................      3,000,000        --            8,000,000        --
                                                      -------------  --------------  -------------  --------------
    Total revenues..................................     76,978,000     131,020,000    221,370,000     378,100,000
                                                      -------------  --------------  -------------  --------------
Costs and expenses:
  Cost of sales.....................................     51,360,000     122,879,000    148,531,000     324,777,000
  Selling, general and administrative...............      8,205,000      22,268,000     24,144,000      63,925,000
  Depreciation......................................      4,839,000       6,485,000     13,994,000      17,402,000
  Amortization......................................        882,000       1,216,000      3,110,000       4,095,000
  Provision to reduce the carrying value of
   IDB Broadcast assets.............................       --            35,000,000       --            35,000,000
                                                      -------------  --------------  -------------  --------------
    Total costs and expenses........................     65,286,000     187,848,000    189,779,000     445,199,000
                                                      -------------  --------------  -------------  --------------
Operating income (loss).............................     11,692,000     (56,828,000)    31,591,000     (67,099,000)
Interest expense....................................     (1,899,000)     (2,838,000)    (5,846,000)     (8,019,000)
Interest income.....................................        665,000         794,000      1,290,000       2,793,000
Provision for shareholder litigation................       --            76,000,000       --            76,000,000
                                                      -------------  --------------  -------------  --------------
Income (loss) before minority interest, equity in
 joint venture, income taxes and extraordinary
 item...............................................     10,458,000    (134,872,000)    27,035,000    (148,325,000)
Equity in loss of joint venture.....................       --            (1,489,000)      --            (3,872,000)
Minority interest...................................        (95,000)       --             (197,000)       --
                                                      -------------  --------------  -------------  --------------
Income (loss) before income taxes and extraordinary
 item...............................................     10,363,000    (136,361,000)    26,838,000    (152,197,000)
Income tax provision................................      4,360,000      18,323,000     11,033,000      18,323,000
                                                      -------------  --------------  -------------  --------------
Net income (loss) before extraordinary item.........      6,003,000    (154,684,000)    15,805,000    (170,520,000)
Extraordinary item, net of tax......................     (7,949,000)       --           (7,949,000)       --
                                                      -------------  --------------  -------------  --------------
Net income (loss) before preferred stock dividend...     (1,946,000)   (154,684,000)     7,856,000    (170,520,000)
Preferred stock dividend............................        340,000        --            1,058,000        --
                                                      -------------  --------------  -------------  --------------
Net income (loss) available to common
 shareholders.......................................  $  (2,286,000) $ (154,684,000) $   6,798,000  $ (170,520,000)
                                                      -------------  --------------  -------------  --------------
                                                      -------------  --------------  -------------  --------------
Primary earnings per share:
  Net income (loss) available to common shareholders
   before extraordinary item........................          $0.10          $(2.08)         $0.27          $(2.31)
  Extraordinary item................................          (0.14)       --                (0.14)       --
Net income (loss) available to common
 shareholders.......................................          $(.04)         $(2.08)         $0.13          $(2.31)
Fully diluted earnings per share:
Net income (loss) before extraordinary item.........          $0.09          $(2.08)         $0.26          $(2.31)
  Extraordinary item................................         $(0.12)       --               $(0.13)       --
  Net income (loss).................................         $(0.03)         $(2.08)         $0.13          $(2.31)
Weighted average common shares outstanding:
  Primary...........................................     57,519,000      74,285,000     53,928,000      73,859,000
  Fully diluted.....................................     63,851,000      74,285,000     60,244,000      73,859,000
                                                      -------------  --------------  -------------  --------------
                                                      -------------  --------------  -------------  --------------

          See accompanying notes to consolidated financial statements.

                         IDB COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, SEE NOTE 1)

                                                                                        FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1993            1994
                                                                                  --------------  ---------------
Cash and cash equivalents at beginning of period................................  $    1,319,000  $    50,415,000
                                                                                  --------------  ---------------
Cash flows from operating activities:
  Net income (loss) before preferred stock dividend.............................       7,856,000     (170,520,000)
                                                                                  --------------  ---------------
Adjustments to reconcile net income (loss) to net cash provided by (used for)
 operating activities:
  Extraordinary item, net of income tax benefit of $5,639,000...................       7,949,000        --
  Provision for shareholder litigation..........................................        --             76,000,000
  Depreciation expense..........................................................      13,994,000       17,402,000
  Amortization expense..........................................................       2,730,000        3,643,000
  Amortization of loan fees and discounts.......................................         380,000          452,000
  Provision for doubtful accounts receivable....................................       1,046,000       10,565,000
  Provision to reduce the carrying value of IDB Broadcast assets................        --             35,000,000
  Deferred income taxes.........................................................       9,707,000       18,323,000
  Equity in loss of joint venture...............................................        --              3,872,000
  Minority interest.............................................................         197,000        --
Changes in operating assets and liabilities, net of acquisitions:
  Accounts receivable...........................................................     (29,220,000)     (20,750,000)
  Unbilled revenues.............................................................       3,974,000        5,487,000
  Prepaid expenses and other current assets.....................................      (4,665,000)      (9,140,000)
  Accounts payable and accrued expenses.........................................         957,000       17,191,000
  Other liabilities.............................................................      (5,465,000)       2,383,000
                                                                                  --------------  ---------------
    Total adjustments...........................................................       1,584,000      160,428,000
                                                                                  --------------  ---------------
    Net cash provided by (used for) operating activities........................       9,440,000      (10,092,000)
                                                                                  --------------  ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock........................................      53,315,000       23,993,000
  Borrowings of senior debt.....................................................      10,500,000       10,000,000
  Borrowings of convertible subordinated debt...................................     190,250,000        --
  Repayments of senior debt.....................................................     (83,066,000)       --
  Repayments of senior subordinated debt........................................     (21,000,000)       --
  Payment of debt redemption premiums...........................................      (9,257,000)       --
  Increase in advances from minority shareholder of subsidiary..................       2,387,000        --
  Preferred stock dividend payment..............................................      (1,058,000)       --
                                                                                  --------------  ---------------
    Net cash provided by financing activities...................................     142,071,000       33,993,000
                                                                                  --------------  ---------------
Cash flows from investing activities:
  Additions to property and equipment...........................................     (33,210,000)     (36,254,000)
  Investments in and advances to joint venture..................................        --             (5,589,000)
  Increase in intangibles, deferred income taxes and other assets...............      (9,997,000)     (19,424,000)
  Payments for purchase of TRT, net of acquired cost............................        (982,000)       --
  Sale of short term investments................................................        --              9,636,000
                                                                                  --------------  ---------------
Net cash used for investing activities..........................................     (44,189,000)     (51,631,000)
                                                                                  --------------  ---------------
  Increase (decrease) in cash and cash equivalents..............................     107,322,000      (27,730,000)
    Cash and cash equivalents at end of period..................................  $  108,641,000  $    22,685,000
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------

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

                                                                         NEW PRESENTATION
                                                   -------------------------------------------------------------
                                                       FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                   -----------------------------  ------------------------------
                                                       1993            1994            1993            1994
                                                   -------------  --------------  --------------  --------------
INCOME STATEMENT
  Total revenues.................................  $  76,978,000  $  131,020,000  $  221,370,000  $  378,100,000
  Cost of sales..................................     51,360,000     122,879,000     148,531,000     324,777,000
  Total costs and expenses.......................     65,286,000     187,848,000     189,779,000     445,199,000


                                                                         OLD PRESENTATION
                                                   -------------------------------------------------------------
                                                       FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                   -----------------------------  ------------------------------
                                                       1993            1994            1993            1994
                                                   -------------  --------------  --------------  --------------
INCOME STATEMENT
  Total revenues.................................  $  73,357,000  $   89,248,000  $  209,113,000  $  277,846,000
  Cost of sales..................................     47,739,000      81,107,000     136,274,000     224,523,000
  Total costs and expenses.......................     61,665,000     145,076,000     177,522,000     343,945,000

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

    Summary financial information for IDB Mobile is as follows:

OPERATING RESULTS

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 20,
                                                      ----------------------------  ----------------------------
                                                          1993           1994           1993           1994
                                                      -------------  -------------  -------------  -------------
Revenue.............................................  $  10,518,000  $  10,450,000  $  31,525,000  $  31,094,000
Net loss............................................  $     503,000  $   2,977,000  $   1,535,000  $   7,744,000

FINANCIAL POSITION

                                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                                         1993           1994
                                                                                     -------------  -------------
Assets.............................................................................  $  62,039,000  $  64,635,000
Liabilities........................................................................  $  56,407,000  $  66,747,000

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           FOR THE NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                       ---------------------------
                                                                                           1993          1994
                                                                                       ------------  -------------
Cash paid for:
  Interest expense...................................................................  $  7,791,000  $  10,126,000
  Income taxes.......................................................................  $  1,358,000  $   1,714,000

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

                                                                                 FOR THE             FOR THE
                                                                               THREE MONTHS        NINE MONTHS
                                                                                  ENDED               ENDED
                                                                            SEPTEMBER 30, 1993  SEPTEMBER 30, 1993
                                                                            ------------------  ------------------
Revenue...................................................................   $    115,657,000    $    339,347,000
Income available to common shareholders before
 extraordinary item.......................................................          4,855,000          12,916,000
Net income (loss) before preferred stock dividend.........................         (2,754,000)          6,025,000
Net income (loss) available to common shareholders........................         (3,094,000)          4,967,000
Primary earnings per share before extraordinary item......................              $0.07               $0.20
Fully diluted earnings per share before extraordinary item................              $0.07               $0.20
Primary earnings (loss) per share.........................................             $(0.05 )             $0.08
Fully diluted earnings (loss) per share...................................             $(0.04 )             $0.09

    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at January 1, 1993 or of future results of operations.

NOTE 6 -- BUSINESS COMBINATION
    On August 1, 1994, the Company and LDDS Communications, Inc. ("LDDS") entered into a definitive agreement providing for the acquisition of the Company by LDDS. The acquisition is structured as a merger

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 -- BUSINESS COMBINATION (CONTINUED)
of a newly-formed, wholly-owned subsidiary of LDDS into the Company. The Company will be the surviving entity upon consummation of the merger and will be a wholly-owned subsidiary of LDDS. Under the terms of the agreement, the Company's stockholders will receive in the merger a minimum of .450867 LDDS share for each Company share if LDDS shares are valued at $22 or more, or a maximum of .520231 LDDS share for each Company share if LDDS shares are valued at $16 or less. The exchange ratio decreases by .001445 LDDS share for every $.125 increase in LDDS share value between $16 and $22. The transaction will be a tax-free exchange accounted for on a pooling-of-interests basis. Completion of the merger is subject to, among other things, customary closing conditions, approval of the stockholders of the Company and LDDS and certain regulatory approvals. No assurances can be given that the merger will be completed or, if completed, will be completed on the terms described herein.

NOTE 7 -- PROVISION TO REDUCE THE CARRYING VALUE OF IDB BROADCAST ASSETS
    During 1994 several events occurred which caused management to evaluate the realization of the Company's investment in the assets of IDB Broadcast. These events included a proposed but never consummated sale of IDB Broadcast at amounts significantly below book value, the continued emergence of telecommunications as the core business of the Company (making IDB Broadcast a non-core operation), and the merger agreement with LDDS in August 1994 (see Note
6). These factors, combined with broad economic factors adversely impacting broadcast assets in general, have caused a decline in the value of the Company's investment in these assets.

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

NOTE 8 -- INCOME TAXES
    The Company has provided a valuation reserve of $18,323,000 against deferred tax assets related to the tax benefit of net operating losses recorded in previous periods which the Company no longer believes it can utilize.

NOTE 9 -- EXTRAORDINARY ITEM
    The extraordinary item in 1993 of $7,949,000, net of $5,639,000 income tax benefit, represents the payment of redemption premiums and the write-off of the unamortized portion of debt issuance costs associated with the repayment and defeasance of substantially all of the Company's then existing debt.

NOTE 10 -- SHAREHOLDER LITIGATION AND OTHER CONTINGENCIES
    The Company and certain of its current and former directors and officers are defendants in shareholder class action lawsuits. The class action complaints allege, among other things, violations of federal securities laws for disseminating allegedly false and misleading statements concerning the Company's earnings and accounting practices. The class action complaints seek damages suffered by the class, the cost of the suits including attorney fees, punitive damages and injunctive relief.

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

    The Company is in the process of negotiating the settlement of the foregoing litigation. Current negotiations contemplate that all such litigation against the Company and its officers and directors would be settled in exchange for a payment of $75,000,000. The settlement and the $75,000,000 payment would be

                         IDB COMMUNICATIONS GROUP, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- SHAREHOLDER LITIGATION AND OTHER CONTINGENCIES (CONTINUED) contingent upon the consummation of the merger of the Company with LDDS. A stipulation of settlement has not yet been signed by the parties and will, in any event, be subject to approval by the court. Consequently, there can be no assurance that the litigation will be settled on the terms described herein or at all.

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


NOTE 11 -- DEFAULT UNDER LINE OF CREDIT AGREEMENT


    As a result of the losses incurred by the Company in the third quarter of 1994, the Company is in default with respect to certain covenants under its line of credit with Bank of America National Trust and Savings Association ("Bank of America"). The Company is currently negotiating with Bank of America to obtain a waiver of such default and anticipates that Bank of America will execute a waiver shortly. If the waiver is not obtained, Bank of America has the right to accelerate the outstanding debt under the line of credit. In the event that a waiver is not obtained, the Company has other options available to cure the default including paying off amounts borrowed under the line of credit agreement. The amount available under the line of credit is $15,000,000, of which $10,000,000 was borrowed or committed as of September 30, 1994 and substantially all was borrowed or committed subsequent to September 30, 1994.



    Acceleration by Bank of America of the outstanding debt under the line of credit could result in a cross-default under the terms of the indenture relating to the Company's $195,500,000 principal amount of 5% Convertible Subordinated Notes due 2003 (the "Subordinated Notes") if such acceleration has not been rescinded or annulled within 30 days after written notice to the Company from the indenture trustee or the holders of the Subordinated Notes. Because of the Company's intention to cure the default under the line of credit by waiver or repayment or both, management of the Company believes that it is unlikely that such default would result in any default under the Subordinated Notes.

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

                                                                               PERCENTAGE OF REVENUES
                                                                     ------------------------------------------
                                                                     FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                     --------------------  --------------------
                                                                       1993       1994       1993       1994
                                                                     ---------  ---------  ---------  ---------
Total revenues.....................................................      100.0%     100.0%     100.0%     100.0%
                                                                     ---------  ---------  ---------  ---------
Costs and expenses:
  Cost of sales....................................................       66.7       93.8       67.1       85.9
  Selling, general and administrative..............................       10.7       17.0       10.9       16.9
  Depreciation.....................................................        6.3        4.9        6.3        4.6
  Amortization.....................................................        1.1        0.9        1.4        1.1
  Provision to reduce the carrying value of certain assets.........        0.0       26.7        0.0        9.3
                                                                     ---------  ---------  ---------  ---------
Total cost and expenses............................................       84.8      143.3       85.7      117.8
                                                                     ---------  ---------  ---------  ---------
Operating income (loss)............................................       15.2      (43.3)      14.3      (17.8)
Interest, net......................................................        1.6        1.6        2.1        1.4
Shareholder litigation settlement..................................     --           58.0     --           20.1
                                                                     ---------  ---------  ---------  ---------
Income (loss) before minority interest, extraordinary item, and
 income taxes......................................................       13.6     (102.9)      12.2      (39.3)
Equity in loss of joint venture....................................                  (1.1)                 (1.0)
Minority interest..................................................       (0.1)    --           (0.1)    --
                                                                     ---------  ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item...........       13.5     (104.0)      12.1      (40.3)
Income tax provision (benefit).....................................       (5.7)      14.0       (5.0)       4.8
                                                                     ---------  ---------  ---------  ---------
Net income before extraordinary item...............................        7.8     (118.0)       7.1      (45.1)
Extraordinary item, net of tax.....................................      (10.3)                 (3.6)
Net income (loss) before preferred stock dividend..................       (2.5)    (118.0)       3.5      (45.1)
Preferred stock dividend...........................................        0.5     --            0.5     --
                                                                     ---------  ---------  ---------  ---------
Net income (loss) available to common shareholders.................       (3.0)%    (118.0)%       3.0%     (45.1)%
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

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

    REVENUES.  Revenues comprised the following:

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -----------------------------  ------------------------------
                                                       1993            1994            1993            1994
                                                   -------------  --------------  --------------  --------------
IDB WorldCom.....................................  $  40,238,000  $  105,351,000  $  111,890,000  $  299,209,000
IDB Broadcast....................................     18,454,000      20,043,000      57,069,000      60,101,000
IDB Mobile.......................................     10,048,000        --            27,583,000        --
                                                   -------------  --------------  --------------  --------------
  Transmission services revenues.................     68,740,000     125,394,000     196,542,000     359,310,000
Systems integration..............................      4,247,000       5,378,000      11,319,000      14,038,000
Management fee...................................      3,000,000        --             8,000,000        --
Other............................................        991,000         248,000       5,509,000       4,752,000
                                                   -------------  --------------  --------------  --------------
    Total revenues...............................  $  76,978,000  $  131,020,000  $  221,370,000  $  378,100,000
                                                   -------------  --------------  --------------  --------------
                                                   -------------  --------------  --------------  --------------

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


    In November 1993, Bank of America National Trust and Savings Association ("Bank of America") agreed to make a $15,000,000 line of credit available to the Company (the "Line of Credit"). Advances made pursuant to the Line of Credit bear interest at a floating rate based, at the option of the Company, on a domestic index or an offshore index. All advances and letters of credit made under the Line of Credit mature on October 31, 1995 and the Line of Credit expires on such date. The Company may at any time terminate the Line of Credit by payment of all outstanding advances and other obligations under the Line of Credit and cash collateralization of all letters of credit existing at that time. As of September 30, 1994, $10,000,000 under the Line of Credit was outstanding and approximately $3,100,000 was committed to back letters of credit. Subsequent to September 30, 1994, the Company was advanced an additional $1,800,000 under the Line of Credit, for a total outstanding of approximately $14,900,000.



    As a result of the losses incurred by the Company in the third quarter of 1994, the Company is in default with respect to certain covenants not relating to payment under the Line of Credit. The Company is currently negotiating with Bank of America to obtain a waiver of such default and anticipates that Bank of America will execute a waiver shortly. There can be no assurance, however, that any such waiver will be obtained. If the waiver is not obtained, Bank of America has the right to accelerate the outstanding debt under the Line of Credit. Regardless of whether the Company obtains the waiver, the Company plans to repay all outstanding debt under the Line of Credit prior to the closing of the merger of a wholly-owned subsidiary of LDDS into the Company. Based on this repayment, it is not anticipated that the occurrence of such default will impact the consummation of the merger.



    Acceleration by Bank of America of the outstanding debt under the Line of Credit could result in a cross-default under the terms of the indenture relating to the Subordinated Notes if such acceleration has not been rescinded or annulled within 30 days after written notice to the Company from the indenture trustee or the holders of the Subordinated Notes. Because of the Company's intention to cure the default under the Line of Credit by waiver or repayment or both, management of the Company believes that it is unlikely that such default would result in any default under the Subordinated Notes. There is no assurance, however, that the default under the Line of Credit will be cured and, therefore, there can be no assurance that a cross-default of the Subordinated Notes will not occur.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    None

    (b) The Registrant filed the following Current Reports on Form 8-K in the third quarter of 1994:

    FILE DATE         EVENT DATE      REPORTING ON:
- - - -----------------  -----------------  --------------
  July 15, 1994      July 14, 1994     Item 7 event
 August 3, 1994     August 1, 1994     Item 5 event

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized in the City of Culver City, State of California, on November 29, 1994.


                                          IDB COMMUNICATIONS GROUP, INC.

                                          By: _________/s/__RUDY WANN___________
                                                         Rudy Wann
                                                VICE PRESIDENT, FINANCE AND
                                                  CHIEF FINANCIAL OFFICER